Form 10KSB
period 1997-12-31
ENERGETICS INC/DE
filed 1999-11-01
CIK 32866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       December 31, 1997
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-11225
                                            -------
                               ENERGETICS, INC.
                         -----------------------------
              (Exact name of registrant as specified in charter)

           Delaware                                84-0899587
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

6337 South Highland Drive #130, Salt Lake City, Utah        84121
----------------------------------------------------     -----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801) 269-9500
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, $0.01 par value
                        -----------------------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $  -0-
                                                            ----------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  At December 31, 1997 the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be $-0-.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

                                Not Applicable

  As of December 31, 1997, the Registrant had 56,573,601 shares of common stock issued and outstanding and 2,317 shares of preferred stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

  NONE.


*This report is being filed on or about October 29, 1999. All information contained herein is complete only through the end of the period for which the report is being filed. Readers should read the information contained herein in conjunction with the Issuer's most recent report.

                              TABLE OF CONTENTS

PART I                                                                    PAGE
------                                                                    ----

ITEM 1.     DESCRIPTION OF BUSINESS.......................................   4

ITEM 2.     DESCRIPTION OF PROPERTY.......................................   8

ITEM 3.     LEGAL PROCEEDINGS.............................................   8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   8

PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......   9

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....   9

ITEM 7.     FINANCIAL STATEMENTS..........................................  11

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................  11

PART III
--------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT...........................................................  11

ITEM 10.    EXECUTIVE COMPENSATION........................................  13

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................  14

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  15

PART IV
-------

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........  16

                                     PART I
                      ITEM 1. DESCRIPTION OF BUSINESS

Organization and Corporate History
----------------------------------

     Energetics, Inc. (the "Company" or "Issuer") was incorporated in the state of Delaware on August 2, 1982. From inception to January 1, 1995, the Company was engaged in the business of exploration, development and production of oil and natural gas. The Company discontinued operations by the loss of its remaining assets and its three subsidiaries leaving the Company with the debt reflected in the Company's balance sheet and has since remained inactive. The Company is considered to have been in the development stage since January 1, 1995.

Current Business Activities
----------------------------

     The Company should be considered a "shell" company and its current business purpose is to locate and consummate a merger or acquisition with a private entity. The purposed business activities described herein classify the Company as a "blank check" company. Therefore, the Company faces all the risks interest in any new business, together with those risks specifically inherent in the search for an acquisition of business opportunities. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has no resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Registrant are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Registrant upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

Sources of Business Opportunities
---------------------------------

     The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged nor entered into any discussions, negotiations, agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

     The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation
----------

     Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

     In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

     Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger
---------------------------------------

     Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

     Because of the Company's inactive status and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

     Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a preexisting contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders.

     Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Registrant would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

     Management does not contemplate that the Registrant would acquire or merge with a business entity in which any affiliates of the Company have an interest and no present potential for such a merger or acquisition exists.
Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. If such an opportunity arose, however, the Company would not seek to obtain an independent appraisal of the value of the business or company with which the related party transaction was contemplated. In that circumstance, management's ability to effectively evaluate such a non-arms length transaction might be compromised, and any remedy available to dissenting shareholders in such a transaction would most likely be prohibitively expensive and time consuming. None of the Company's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Rights of Shareholders
----------------------

     It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose.

Competition
-----------

     Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Registrant's lack of funds, it may be difficult to successfully compete with these other companies.

Employees
---------

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to hire part-time clerical help on an as-needed basis.

Facilities
----------

     The Registrant is currently using as its principal place of business the business office its President and Director located in Salt Lake City, Utah. The cost of the utilization of the office space is provided free of charge to the Company and the value of such use is considered nominal. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space
or other facilities necessary for its future business.   The Company has no
current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Year 2000 Computer Problem
--------------------------

     The Year 2000, or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Company has no operations or current equipment which might be affected by the Year 2000 computer glitch. The Registrant will make every effort to determine the Y2K preparedness of any potential merger or acquisition candidate.

                        ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own any property (See "ITEM 1. DESCRIPTION OF BUSINESS.")

                           ITEM 3. LEGAL PROCEEDINGS

     None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                   PART II
      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. Beginning January 1, 1995, the Company entered the development stage and has had little if any trading activity in its securities. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended December 31, 1997
-----------------------------------
First, Second, Third and Fourth Quarters        0.00          0.00

Fiscal Year Ended December 31, 1996
-----------------------------------
First, Second, Third and Fourth Quarters        0.00          0.00

Fiscal Year Ended December 31, 1995
-----------------------------------
First, Second, Third and Fourth Quarters        0.00          0.00

     Since its inception, the Registrant has not paid any dividends on its Common Stock, and the Registrant does not anticipate that it will pay dividends in the foreseeable future. The Company's preferred stock carries a cumulative dividend rate of 8%. No dividends can be declared on the common stock until the cumulative dividends are paid on the shares of outstanding preferred stock.

     The Company's common stock has not traded in any markets during the past three years. As of December 31, 1997 there were 56,573,601 shares of common stock outstanding held by approximately 694 stockholders of record, as reported by the Registrant's transfer agent.

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

     The Company is considered a development stage company with no assets or capital and with no operations or income since January 1, 1995. The
It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its management in the immediate future.

     The Company has no other financing means in place and unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about the Company's ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Forward-Looking Statements
--------------------------
     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 321E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Plan of Operation
-----------------

     During the next twelve months, the Company's officers and directors will contact business brokers, consultants, and other business professionals in an effort to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the shareholders and/or management to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company's directors may receive compensation for services provided to the Company until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

     In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. It is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.


                                 PART III

       ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1997, the name, age, and position of each executive officer and director and the term of office of each director of the Company and similar information for the Company current executive officer and director:

   Name               Age  Position                 Director or Officer Since
   ----               ---  --------                 -------------------------
Jordan R. Smith       63   Chairman of Board        1982 through June 1999
Robert L. Mehl        66   President, Treasurer
                           and Director             1985 through June 1999
A.J. Seastone         46   Vice President and
                           Director                 1989 through June 1999
John Chymboryk        45   President, Secretary
                           and Director             From June 1999


Biographical Information

     Set forth below is certain biographical information for each of the Company's Officers and Directors:

     Mr. Jordan R. "Digger" Smith is a geologist. During 1972, Mr. Smith was Executive Vice-President and director of Basic Earth Science Systems, Inc., and President and director of Basic International Industries, Inc. Before his tenure with the Basic Entities, he was Vice-President and director of Inexco Oil Company, where he was employed in various positions from 1965 through 1971. Mr. Smith has held various management positions with the Company and its predecessor, EOC, from 1972 to the present.

     Mr. Robert L. Mehl is a geologist. Mr. Mehl held various management positions Standard Oil of California from 1967 to 1971 (including the position of Vice-President). From 1971 to 1980, Mr. Mehl was President and director of the Company's predecessor, EOC.

     Mr. A.J. Seastone has served as Vice-President and Director of Energetics Satellite Corporation, a wholly-owned subsidiary, since January 1989. He has a diversified financial background, with experience in project development, oil and gas, and mining. Mr. Seastone has held various management positions with the Company and its affiliates since 1976, including Vice-President and Treasurer of Resources International Partners and Moritz Mining Co., Inc. Mr. Seastone has served as SAT/TRAC's Project Manager since its inception in December 1988.

     Mr. John Chymboryk has a financial and marketing background. He received a bachelor's degree with emphasis in accounting and economics in 1982. After graduation he worked for a large international accounting firm until 1984. He then taught courses in finance, marketing and management in the business department of a Community College from 1984 to 1992. Concurrent with his teaching experience he operated an accounting business that specialized in preparing financial statements, tax returns and business plans for small business. Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. Mr. Chymboryk served as Vice President and was responsible for the financial operations and in developing and delivering management training. Mr. Chymboryk was instrumental in designing and presenting the sales management workshop that was contracted with Lexus, the Toyota Motor Corporation luxury car line, for over a 5-year period. In 1997, Mr. Chymboryk played a major role in designing, developing and helping implement a new application that assists companies in following up and retaining their existing customer base. This application is currently being used throughout the market place with special emphasis in the automotive industry.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii)  engaging in any type of business practice; or

     (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

            Compliance with Section 16(a) of the Exchange Act

     Since the Company ceased operations, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

     The following table sets forth as of December 31, 1997, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                   Position             Report to be Filed
----                   --------             ------------------

None.

     Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

                       ITEM 9.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1997, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                          ----------------------
                     Annual Compensation                  Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options LTIP     All other
Principal Position Year     Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------  ----      ------ --------  ------------  ------   -------  ------   ---------
Robert L. Mehl      1997   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
President           1996   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
                    1995   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-

Employment Contracts and Termination of Employment and Changes in Control Arrangements

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

Board Compensation
------------------

     The Company's directors receive no compensation or cost reimbursement for attendance at board meetings.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1997 the name and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Jordan R. Smith               D    13,392,512             34.07
         13111 E. Briarwood Ave, #300  I     6,877,453 (2)         12.16
         Englewood, CO  80112

Common   Robert L. Mehl (3)            D    19,277,971             24.37
         13111 E. Briarwood Ave, #300  I     2,557,989 (3)          4.52
         Englewood, CO  80112

Common   A.J. Seastone                 D       215,980               .38
         13111 E. Briarwood Ave, #300
         Englewood, CO  80112

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   Jordan R. Smith, Chairman            ---See Table Above---
Common   Robert L. Mehl, President            ---See Table Above---
Common   A.J. Seastone, Vice-President        ---See Table Above---

         All Officers and Directors
          as a Group (3 person)        D    32,886,463             58.13
                                       I     9,435,442             16.68
                                            ----------             -----
         Total Beneficial Ownership         42,321,905             74.80
                                            ==========             =====

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Represents shares beneficially held of record by Marsha S. Smith, the spouse of Jordan R. Smith.

(3) Represents 2,319,262 shares beneficially held of record by the spouse of Mr. Mehl and 238,727 shares held in trust for his children.

          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------

     Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management
--------------------------

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
---------------------------

     The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

                ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Balance Sheet as of December 31, 1997 ..................................   17
Statements of Operations for the years ended
  December 31, 1997 and 1996 and for the Period
  January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1997 .................................................   18
Statements of Stockholders' Equity for the Period
  from January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1997 .................................................   19
Statements of Cash Flows for the years ended
  December 31, 1997 and 1996 and for the Period
  January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1997 .................................................   20
Notes to Financial Statements ..........................................   21

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1997.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   ENERGETICS, INC.
Dated: October 29, 1999
                                   By /S/ John Chymboryk , President

                              ENERGETICS, INC.
                        (Development Stage Company)
                               BALANCE SHEET
                             December 31, 1997


                                                              December 31,
                                                                 1997
                                                             ------------

ASSETS

CURRENT ASSETS

  Cash                                                       $          -
                                                             ------------
   Total Current Assets                                      $          -
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                           $  2,469,990
                                                             ------------
   Total Current Liabilities                                    2,469,990
                                                             ------------

STOCKHOLDERS' EQUITY

  Preferred stock
   10,000,000 shares authorized, at
    $1.00 par value; 2,317 shares
    issued and outstanding                                          2,317
  Common stock
   100,000,000 shares authorized, at
    $0.001 par value; 56,573,601
    shares issued and outstanding                                 565,736
  Capital in excess of par value                                5,998,594
  Accumulated deficit                                          (9,036,637)
                                                             ------------
Total Stockholders' Equity                                     (2,469,990)
                                                             ------------
                                                             $          -
                                                             ============

The accompanying notes are an integral part of these financial statements.

                              ENERGETICS, INC.
                        (Development Stage Company)
                          Statement of Operations
               For the Years Ended December 31, 1997 and 1996
          and the Period from January 1, 1995 (Date of Inception of
                  Development Stage) to December 31, 1997


                                                               January 1, 1995
                                 December 31,   December 31,     (Note 1) to
                                     1997           1996     December 31, 1997
                                 ------------   ------------    ------------

REVENUES                         $          -   $          -    $          -

EXPENSES                               98,672         98,672       1,252,819
                                 ------------   ------------    ------------

NET LOSS                         $    (98,672)  $    (98,672)   $ (1,252,819)
                                 ============   ============    ============

GAIN (LOSS) PER COMMON SHARE

  Basic                          $          -   $          -
                                 ============   ============
  Diluted                        $          -   $          -
                                 ============   ============

AVERAGE OUTSTANDING SHARES

  Basic                            56,573,601     56,573,601
                                 ============   ============
  Diluted                          68,160,701     68,160,701
                                 ============   ============

The accompanying notes are an integral part of these financial statements.

                                ENERGETICS, INC.
                         (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 1, 1995 (date of inception
                  of development stage) to December 31, 1997


                                                                    Capital in
                             Preferred Stock       Common Stock      Excess of  Accumulated
                              Shares   Amount   Shares      Amount   Par Value    Deficit
                             ------- --------- ---------- ---------- ---------- -----------

Balance January 1, 1995
 (note 1)                      2,317   $ 2,317  56,573,601  $ 565,736 $5,998,594  $ (7,783,818)

Net loss for the year ended        -         -           -          -          -    (1,055,475)
    December 31, 1995

Net loss for the year ended
    December 31, 1996              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1997              -         -           -          -          -      (98,672)
                             ------- ---------   ---------  --------- ----------  -----------

Balance December 31, 1997      2,317 $   2,317  56,573,601  $ 565,736 $5,998,594  $(9,036,637)
                             ======= ==========  ========== ========= ==========  ===========


  The accompanying notes are an integral part of these financial statements.

                               ENERGETICS, INC.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
                For the Years Ended December 31, 1997 and 1998
               and the Period January 1, 1995 (Date of Inception
                  of Development Stage) to December 31, 1997



                                                               January 1, 1995
                                 December 31,   December 31,     (Note 1) to
                                     1997           1996     December 31, 1997
                                 ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)                $    (98,672)  $    (98,672)   $ (1,252,819)

Adjustments to reconcile net
 loss to net cash provided by
 operating activities

     Loss of assets                         -              -         956,803
     Changes in accounts payable       98,672         98,672         296,016
                                 ------------   ------------    ------------

Net Cash Used  by Operations                -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
Net Increase (Decrease) in Cash             -              -               -

Cash at Beginning of Period                 -              -               -
                                 ------------   ------------    ------------
Cash at End of Period            $          -   $          -    $          -
                                 ============   ============    ============

  The accompanying notes are an integral part of these financial statements.

                              ENERGETICS, INC.
                        (Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on August 2, 1982 with authorized common stock of 10,000,000 shares at a par value of $.01 and 10,000,000 preferred stock at a par value of $1.00. Since inception the Company has been engaged in the business of the exploration, development, and production of oil and natural gas through three wholly owned subsidiaries. During 1995 the Company ceased operations resulting from the loss of its remaining assets leaving the Company with the debt shown in the balance sheet
 .and has since remained inactive.

The company is considered to have been in the development stage since January 1, 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------
The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------
On December 31, 1997, the Company had a net operating loss carry forward of $9,036,637. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryover will expire beginning in years 1998 though 2018.

Estimates and Assumptions
-------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial instruments
---------------------
The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                              ENERGETICS, INC.
                        (Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB No. 128.

3.  ACCOUNTS  PAYABLE

The Company issued various notes payable for advances to the Company by related parties and the notes were not timely paid which resulted in default and are now considered as current accounts payable and including the accrued interest payable.

4.  PREFERRED  STOCK

The preferred stock is convertible into common stock at the rate of one share of preferred stock for 5,000 shares of common stock at the option of the stockholder. The preferred shares carry a cumulative dividend rate of 8%. No dividends can be declared on the common stock until the cumulative dividends are paid on the preferred.

5.  RELATED PARTY TRANSACTIONS

Related parties own 82% of the outstanding common stock.


6.  GOING CONCERN

The Company does not have the necessary working capital to service its liabilities for the coming year and may be forced into bankruptcy.

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital to service its debt and to provide working capital for its planned activity. All of the debt shown in the balance sheet is due to related parties and they have agreed to withheld any collection action during the coming year and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.