Form 10QSB
period 1998-03-31
ENERGETICS INC/DE
filed 1999-11-01
CIK 32866

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number:    0-11225

                              ENERGETICS,   INC.
              -------------------------------------------------
              (Exact name of registrant as specified in charter)

            Delaware                                      84-0899587
-------------------------------                       -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

  6337 South Highland Dr. #130 Salt Lake City, Utah                  84121
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                  801-269-9500
              --------------------------------------------------
              Registrant's telephone number, including area code

  13111 East Briarwood Avenue, Suite 300, Englewood, Colorado  80112
  --------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                    Outstanding as of March 31, 1998
   -------------------------          --------------------------------
     Common  Stock, $0.001                        56,573,601

*This report is being filed on or about October 29, 1999. All information contained herein is complete only through the end of the period for which the report is being filed. Readers should read the information contained herein in conjunction with the Issuer's most recent report.

ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheets of the Company as of March 31, 1998 and December 31, 1997, and the related unaudited statements of operations and cash flows for the three month period ended March 31, 1998 and 1997, and the period from January 1, 1995 (inception of development stage) to March 31, 1998, the unaudited statement of stockholders' equity for the period from January 1,1995 (inception of development stage) through March 31, 1998, are attached hereto and incorporated herein by this reference.

     Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

                              ENERGETICS, INC.
                        (Development Stage Company)
                               BALANCE SHEETS
                  March 31, 1998, and December 31, 1997


                                          March 31,           December 31,
                                            1998                 1997
                                       -------------         ------------

ASSETS

CURRENT ASSETS

  Cash                                 $           -         $          -
                                       -------------         ------------
   Total Current Assets                $           -         $          -
                                       =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                     $   2,469,990         $  2,469,990
                                       -------------         ------------
   Total Current Liabilities               2,469,990            2,469,990
                                       -------------         ------------

STOCKHOLDERS' EQUITY

  Preferred stock
   10,000,000 shares authorized, at
    $1.00 par value; 2,317 shares
    issued and outstanding                     2,317                2,317
  Common stock
   100,000,000 shares authorized, at
    $0.001 par value; 56,573,601
    shares issued and outstanding            565,736              565,736
  Capital in excess of par value           5,998,594            5,998,594
  Accumulated deficit                     (9,036,637)          (9,036,637)
                                        ------------         ------------
Total Stockholders' Equity                (2,469,990)          (2,469,990)
                                        ------------         ------------
                                        $          -         $          -
                                        ============         ============

The accompanying notes are an integral part of these financial statements.

                              ENERGETICS, INC.
                        (Development Stage Company)
                          Statement of Operations
            For the Three Months Ended March 31, 1998 and 1997
           and the Period from January 1, 1995 to March 31, 1998


                                 Three Months   Three Months   January 1, 1995
                                   March 31,      March 31,        (note 1)
                                     1998           1997       March 31, 1998
                                 ------------   ------------    ------------

REVENUES                         $          -   $          -    $          -

EXPENSES                                    -              -       1,252,819
                                 ------------   ------------    ------------

NET LOSS                         $          -   $          -    $ (1,252,819)
                                 ============   ============    ============

GAIN (LOSS) PER COMMON SHARE

  Basic                          $          -   $          -
                                 ============   ============
  Diluted                        $          -   $          -
                                 ============   ============

AVERAGE OUTSTANDING SHARES

  Basic                            56,573,601     56,573,601
                                 ============   ============
  Diluted                          68,160,701     68,160,701
                                 ============   ============

The accompanying notes are an integral part of these financial statements.

                                ENERGETICS, INC.
                         (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 1, 1995 (date of inception
                   of development stage) to March 31, 1998


                                                                    Capital in
                             Preferred Stock       Common Stock      Excess of  Accumulated
                              Shares   Amount   Shares      Amount   Par Value    Deficit
                             ------- --------- ---------- ---------- ---------- -----------

Balance January 1, 1995
 (note 1)                      2,317   $ 2,317  56,573,601  $ 565,736 $5,998,594  $ (7,783,818)

Net loss for the year ended        -         -           -          -          -    (1,055,475)
    December 31, 1995

Net loss for the year ended
    December 31, 1996              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1997              -         -           -          -          -      (98,672)
                             ------- ---------   ---------  --------- ----------  -----------

Balance December 31, 1997      2,317     2,317  56,573,601    565,736  5,998,594   (9,036,637)

Net loss for the three
 months ended March 31,
 1998                             -          -           -          -          -            -
                             ------- ---------   ---------  --------- ----------  -----------
Balance March 31, 1998         2,317 $   2,317   56,573,601 $ 565,736 $5,998,594  $(9,036,637)
                             ======= ==========  ========== ========= ==========  ===========


  The accompanying notes are an integral part of these financial statements.

                               ENERGETICS, INC.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
             For the Three Months Ended March 31, 1998, and 1997
            and the Period from January 1, 1995 to March 31, 1998


                                 Three Months   Three Months   January 1, 1995
                                   March 31,      March 31,        (note 1)
                                     1998           1997       March 31, 1998
                                 ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)                $          -   $          -    $ (1,252,819)

Adjustments to reconcile net
 loss to net cash provided by
 operating activities

     Loss of assets                         -              -         956,803
     Changes in accounts payable            -              -         296,016
                                 ------------   ------------    ------------

Net Cash Used  by Operations                -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
Net Increase (Decrease) in Cash             -              -               -

Cash at Beginning of Period                 -              -               -
                                 ------------   ------------    ------------
Cash at End of Period            $          -   $          -    $          -
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

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

     The Company was incorporated under the laws of the state of Delaware on August 2, 1982 with authorized common stock of 100,000,000 shares at a par value of $.01 and 10,000,000 preferred stock at a par value of $1.00. Since inception the Company has been engaged in the business of the exportation, development and production of oil and natural gas through three wholly owned
subsidiaries.   During 1995 the Company ceased operations by the loss of its remaining assets leaving the Company with the debt shown in the balance sheet, and has since remained inactive.

     The company is considered to have been in the development stage since January 1, 1995.

Results of Operations
---------------------

     The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1995.
It is anticipated that the Company will require only nominal capital to maintain the corporate viability and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future until the completion of the a acquisition or merger.

     However, unless the Company is able to complete a acquisition or merger or obtain outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

     Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company's directors may receive compensation for services provided to the Company until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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


                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     No exhibits are included as they are either not required or not applicable.

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENERGETICS, INC.
Dated: October 29, 1999
                                   By /S/ John Chymbryk , President