Form 10QSB
period 1998-06-30
ENERGETICS INC/DE
filed 1999-11-01
CIK 32866

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998

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

             Class                    Outstanding as of June 30, 1998
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

     The unaudited balance sheets of the Company as of June 30, 1998 and December 31, 1997, and the related unaudited statements of operations for the three and six month periods ended June 30, 1998 and 1997, and the period from January 1, 1995 (inception of development stage) to June 30, 1998, the unaudited statement of stockholders' equity for the period from January 1,1995 (inception of development stage) through June 30, 1998, and the unaudited statements of cash flows for the six month periods ended June 30, 1998 and 1997, and the period from January 1, 1995 (inception of development stage) to June 30, 1998, are attached hereto and incorporated herein by this reference.

     Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

                              ENERGETICS, INC.
                        (Development Stage Company)
                               BALANCE SHEETS
                   June 30, 1998, and December 31, 1997


                                           June 30,           December 31,
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

                              ENERGETICS, INC.
                        (Development Stage Company)
                          Statement of Operations
         For the Three and Six Months Ended June 30, 1998 and 1997
           and the Period from January 1, 1995 to June 30, 1998


                                 Three Months   Three Months     Six Months    Six Months   January 1, 1995
                                   June 30,       June 30,        June 30,      June 30,          to
                                     1998           1997            1998          1997       June 30, 1998
                                 ------------   ------------    ------------  ------------   -------------
REVENUES                         $          -   $          -    $          -  $          -    $          -

EXPENSES                                    -              -               -             -       1,252,819
                                 ------------   ------------    ------------  ------------    ------------

NET LOSS                         $          -   $          -    $             $               $ (1,252,819)
                                 ============   ============    ============  ============    ============

GAIN (LOSS) PER COMMON SHARE

  Basic                          $          -   $          -    $          -  $          -
                                 ============   ============    ============  ============
  Diluted                        $          -   $          -    $          -  $          -
                                 ============   ============    ============  ============

AVERAGE OUTSTANDING SHARES

  Basic                            56,573,601     53,576,601      53,576,601    53,576,601
                                 ============   ============    ============  ============
  Diluted                          68,160,701     68,160,701      68,160,701    68,160,701
                                 ============   ============    ============  ============

The accompanying notes are an integral part of these financial statements.

                                ENERGETICS, INC.
                         (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 1, 1995 (date of inception
                   of development stage) to June 30, 1998


                                                                    Capital in
                             Preferred Stock       Common Stock      Excess of  Accumulated
                              Shares   Amount   Shares      Amount   Par Value    Deficit
                             ------- --------- ---------- ---------- ---------- -----------

Balance January 1, 1995
 (note 1)                      2,317   $ 2,317  56,573,601  $ 565,736 $5,998,594  $ (7,783,818)

Net loss for the year ended        -         -           -          -          -    (1,055,475)
    December 31, 1995

Net loss for the year ended
    December 31, 1996              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1997              -         -           -          -          -      (98,672)
                             ------- ---------   ---------  --------- ----------  -----------

Balance December 31, 1997      2,317     2,317  56,573,601    565,736  5,998,594   (9,036,637)

Net loss for the six
 months ended June 30,
 1998                             -          -           -          -          -            -
                             ------- ---------   ---------  --------- ----------  -----------
Balance June 30, 1998          2,317 $   2,317   56,573,601 $ 565,736 $5,998,594  $(9,036,637)
                             ======= ==========  ========== ========= ==========  ===========


  The accompanying notes are an integral part of these financial statements.

                               ENERGETICS, INC.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
              For the Six Months Ended June 30, 1998, and 1997
            and the Period from January 1, 1995 to June 30, 1998


                                  Six Months     Six Months    January 1, 1995
                                    June 30,       June 30,         to
                                     1998           1997        June 30, 1998
                                 ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)                $          -   $          -    $ (1,252,819)

Adjustments to reconcile net
 loss to net cash provided by
 operating activities

     Loss of assets                         -              -         956,803
     Changes in accounts payable            -              -         296,016
                                 ------------   ------------    ------------

Net Cash Used  by Operations                -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
Net Increase (Decrease) in Cash             -              -               -

Cash at Beginning of Period                 -              -               -
                                 ------------   ------------    ------------
Cash at End of Period            $          -   $          -    $          -
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