Form 10KSB
period 1998-12-31
ENERGETICS INC/DE
filed 1999-11-01
CIK 32866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       December 31, 1998
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

                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended December 31, 1998
-----------------------------------
First, Second, Third and Fourth Quarters        0.06          0.01

Fiscal Year Ended December 31, 1997
-----------------------------------
First, Second, Third and Fourth Quarters        0.00          0.00

Fiscal Year Ended December 31, 1996
-----------------------------------
First, Second, Third and Fourth Quarters        0.00          0.00

     Since its inception, the Registrant has not paid any dividends on its Common Stock, and the Registrant does not anticipate that it will pay dividends in the foreseeable future. The Company's preferred stock carries a cumulative dividend rate of 8%. No dividends can be declared on the common stock until the cumulative dividends are paid on the shares of outstanding preferred stock.

     The Company's common stock has not traded in any markets during the past three years. As of December 31, 1998 there were 56,573,601 shares of common stock outstanding held by approximately 694 stockholders of record, as reported by the Registrant's transfer agent.

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


                                 PART III

       ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1997, the name, age, and position of each executive officer and director and the term of office of each director of the Company and similar information for the Company current executive officer and director:

   Name               Age  Position                 Director or Officer Since
   ----               ---  --------                 -------------------------
Jordan R. Smith       64   Chairman of Board        1982 through June 1999
Robert L. Mehl        67   President, Treasurer
                           and Director             1985 through June 1999
A.J. Seastone         47   Vice President and
                           Director                 1989 through June 1999
John Chymboryk        45   President, Secretary
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

     The following table sets forth as of December 31, 1998, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

                       ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1998, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                          ----------------------
                     Annual Compensation                  Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options LTIP     All other
Principal Position Year     Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------  ----      ------ --------  ------------  ------   -------  ------   ---------
Robert L. Mehl      1998   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
President           1997   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
                    1996   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1998 the name and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

                ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Balance Sheet as of December 31, 1998 ..................................   17
Statements of Operations for the years ended
  December 31, 1998 and 1997 and for the Period
  January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1998 .................................................   18
Statements of Stockholders' Equity for the Period
  from January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1998 .................................................   19
Statements of Cash Flows for the years ended
  December 31, 1998 and 1997 and for the Period
  January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1998 .................................................   20
Notes to Financial Statements ..........................................   21

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

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   ENERGETICS, INC.
Dated: October 29, 1999
                                   By /S/ John Chymboryk, President

                              ENERGETICS, INC.
                        (Development Stage Company)
                               BALANCE SHEET
                             December 31, 1998


                                                              December 31,
                                                                 1998
                                                             ------------

ASSETS

CURRENT ASSETS

  Cash                                                       $          -
                                                             ------------
   Total Current Assets                                      $          -
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                           $  2,568,662
                                                             ------------
   Total Current Liabilities                                    2,568,662
                                                             ------------

STOCKHOLDERS' EQUITY

  Preferred stock
   10,000,000 shares authorized, at
    $1.00 par value; 2,317 shares
    issued and outstanding                                          2,317
  Common stock
   100,000,000 shares authorized, at
    $0.001 par value; 56,573,601
    shares issued and outstanding                                 565,736
  Capital in excess of par value                                5,998,594
  Accumulated deficit                                          (9,135,309)
                                                             ------------
Total Stockholders' Equity                                     (2,568,662)
                                                             ------------
                                                             $          -
                                                             ============

The accompanying notes are an integral part of these financial statements.

                              ENERGETICS, INC.
                        (Development Stage Company)
                          Statement of Operations
               For the Years Ended December 31, 1998 and 1997
          and the Period from January 1, 1995 (Date of Inception of
                  Development Stage) to December 31, 1998


                                                               January 1, 1995
                                 December 31,   December 31,     (Note 1) to
                                     1998           1997     December 31, 1998
                                 ------------   ------------    ------------

REVENUES                         $          -   $          -    $          -

EXPENSES                               98,672         98,672       1,351,491
                                 ------------   ------------    ------------

NET LOSS                         $    (98,672)  $    (98,672)   $ (1,351,491)
                                 ============   ============    ============

GAIN (LOSS) PER COMMON SHARE

  Basic                          $          -   $          -
                                 ============   ============
  Diluted                        $          -   $          -
                                 ============   ============

AVERAGE OUTSTANDING SHARES

  Basic                            56,573,601     56,573,601
                                 ============   ============
  Diluted                          68,160,701     68,160,701
                                 ============   ============

  The accompanying notes are an integral part of these financial statements.

                                ENERGETICS, INC.
                         (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 1, 1995 (date of inception
                  of development stage) to December 31, 1998


                                                                    Capital in
                             Preferred Stock       Common Stock      Excess of  Accumulated
                              Shares   Amount   Shares      Amount   Par Value    Deficit
                             ------- --------- ---------- ---------- ---------- -----------

Balance January 1, 1995
 (note 1)                      2,317   $ 2,317  56,573,601  $ 565,736 $5,998,594  $ (7,783,818)

Net loss for the year ended        -         -           -          -          -    (1,055,475)
    December 31, 1995

Net loss for the year ended
    December 31, 1996              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1997              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1998              -         -           -          -          -      (98,672)
                             ------- ---------   ---------  --------- ----------  -----------

Balance December 31, 1998      2,317 $   2,317  56,573,601  $ 565,736 $5,998,594  $(9,135,309)
                             ======= ==========  ========== ========= ==========  ===========


  The accompanying notes are an integral part of these financial statements.

                               ENERGETICS, INC.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
                For the Years Ended December 31, 1998 and 1997
               and the Period January 1, 1995 (Date of Inception
                  of Development Stage) to December 31, 1998



                                                               January 1, 1995
                                 December 31,   December 31,     (Note 1) to
                                     1998           1997     December 31, 1998
                                 ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)                $    (98,672)  $    (98,672)   $ (1,351,491)

Adjustments to reconcile net
 loss to net cash provided by
 operating activities

     Loss of assets                         -              -         956,803
     Changes in accounts payable       98,672         98,672         394,688
                                 ------------   ------------    ------------

Net Cash Used  by Operations                -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
Net Increase (Decrease) in Cash             -              -               -

Cash at Beginning of Period                 -              -               -
                                 ------------   ------------    ------------
Cash at End of Period            $          -   $          -    $          -
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

Income Taxes
------------
On December 31, 1998, the Company had a net operating loss carry forward of $9,135,309. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryover will expire beginning in years 1998 though 2019.

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