Form 10QSB
period 1999-03-31
ENERGETICS INC/DE
filed 1999-11-01
CIK 32866

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number:    0-11225

                              ENERGETICS,   INC.
              -------------------------------------------------
              (Exact name of registrant as specified in charter)

            Delaware                                      84-0899587
-------------------------------                       -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

  6337 South Highland Dr. #130 Salt Lake City, Utah                  84121
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

             Class                    Outstanding as of March 31, 1999
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

     The unaudited balance sheets of the Company as of March 31, 1999 and December 31, 1998, and the related unaudited statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998, and the period from January 1, 1995 (inception of development stage) to March 31, 1999, the unaudited statement of stockholders' equity for the period from January 1,1995 (inception of development stage) through March 31, 1999, are attached hereto and incorporated herein by this reference.

     Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                              ENERGETICS, INC.
                        (Development Stage Company)
                               BALANCE SHEETS
                  March 31, 1999, and December 31, 1998


                                          March 31,           December 31,
                                            1999                 1998
                                       -------------         ------------

ASSETS

CURRENT ASSETS

  Cash                                 $           -         $          -
                                       -------------         ------------
   Total Current Assets                $           -         $          -
                                       =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                     $   2,568,662         $  2,568,662
                                       -------------         ------------
   Total Current Liabilities               2,568,662            2,568,662
                                       -------------         ------------

STOCKHOLDERS' EQUITY

  Preferred stock
   10,000,000 shares authorized, at
    $1.00 par value; 2,317 shares
    issued and outstanding                     2,317                2,317
  Common stock
   100,000,000 shares authorized, at
    $0.001 par value; 56,573,601
    shares issued and outstanding            565,736              565,736
  Capital in excess of par value           5,998,594            5,998,594
  Accumulated deficit                     (9,135,309)          (9,135,309)
                                        ------------         ------------
Total Stockholders' Equity                (2,568,620)          (2,568,662)
                                        ------------         ------------
                                        $          -         $          -
                                        ============         ============

The accompanying notes are an integral part of these financial statements.

                              ENERGETICS, INC.
                        (Development Stage Company)
                          Statement of Operations
            For the Three Months Ended March 31, 1999 and 1998
           and the Period from January 1, 1995 to March 31, 1999


                                 Three Months   Three Months   January 1, 1995
                                   March 31,      March 31,        (note 1)
                                     1999           1998       March 31, 1999
                                 ------------   ------------    ------------

REVENUES                         $          -   $          -    $          -

EXPENSES                                    -              -       1,351,491
                                 ------------   ------------    ------------

NET LOSS                         $          -   $          -    $ (1,351,491)
                                 ============   ============    ============

GAIN (LOSS) PER COMMON SHARE

  Basic                          $          -   $          -
                                 ============   ============
  Diluted                        $          -   $          -
                                 ============   ============

AVERAGE OUTSTANDING SHARES

  Basic                            56,573,601     56,573,601
                                 ============   ============
  Diluted                          68,160,701     68,160,701
                                 ============   ============

The accompanying notes are an integral part of these financial statements.

                                ENERGETICS, INC.
                         (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 1, 1995 (date of inception
                   of development stage) to March 31, 1999


                                                                    Capital in
                             Preferred Stock       Common Stock      Excess of  Accumulated
                              Shares   Amount   Shares      Amount   Par Value    Deficit
                             ------- --------- ---------- ---------- ---------- -----------

Balance January 1, 1995
 (note 1)                      2,317   $ 2,317  56,573,601  $ 565,736 $5,998,594  $ (7,783,818)

Net loss for the year ended        -         -           -          -          -    (1,055,475)
    December 31, 1995

Net loss for the year ended
    December 31, 1996              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1997              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1998              -         -           -          -          -      (98,672)

                             ------- ---------   ---------  --------- ----------  -----------

Balance December 31, 1998      2,317     2,317  56,573,601    565,736  5,998,594   (9,135,309)

Net loss for the three
 months ended March 31,
 1999                             -          -           -          -          -            -
                             ------- ---------   ---------  --------- ----------  -----------
Balance March 31, 1999         2,317 $   2,317   56,573,601 $ 565,736 $5,998,594  $(9,135,309)
                             ======= ==========  ========== ========= ==========  ===========


  The accompanying notes are an integral part of these financial statements.

                               ENERGETICS, INC.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
             For the Three Months Ended March 31, 1998, and 1997
            and the Period from January 1, 1995 to March 31, 1999


                                 Three Months   Three Months   January 1, 1995
                                   March 31,      March 31,       (note 1)
                                     1999           1998       March 31, 1999
                                 ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)                $          -   $          -    $ (1,351,491)

Adjustments to reconcile net
 loss to net cash provided by
 operating activities

     Loss of assets                         -              -         956,803
     Changes in accounts payable            -              -         394,688
                                 ------------   ------------    ------------

Net Cash Used  by Operations                -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
Net Increase (Decrease) in Cash             -              -               -

Cash at Beginning of Period                 -              -               -
                                 ------------   ------------    ------------
Cash at End of Period            $          -   $          -    $          -
                                 ============   ============    ============

  The accompanying notes are an integral part of these financial statements.

                              ENERGETICS, INC.
                        (Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on August 2, 1982 with authorized common stock of 10,000,000 shares at a par value of $.01 and 10,000,000 preferred stock at a par value of $1.00. Since inception the Company has been engaged in the business of the exploration, development, and production of oil and natural gas through three wholly owned subsidiaries. During 1995 the Company ceased operations resulting from the loss of its remaining assets leaving the Company with the debt shown in the balance sheet and has since remained inactive.

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