Form 10QSB
period 1999-09-30
ENERGETICS INC/DE
filed 1999-11-01
CIK 32866

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                    Outstanding as of September 30, 1999
   -------------------------          ------------------------------------
     Common  Stock, $0.001                        56,573,601

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

     The unaudited balance sheets of the Company as of September 30, 1999 and December 31, 1998, and the related unaudited statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the period from January 1, 1995 (inception of development stage) to September 30, 1999, the unaudited statement of stockholders' equity for the period from January 1,1995 (inception of development stage) through September 30, 1999, and the unaudited statements of cash flows for the nine month periods ended September 30, 1999 and 1998, and the period from January 1, 1995 (inception of development stage) through September 30, 1999, are attached hereto and incorporated herein by this reference.

     Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                              ENERGETICS, INC.
                        (Development Stage Company)
                               BALANCE SHEETS
                 September 30, 1999, and December 31, 1998


                                        September 30,        December 31,
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

STOCKHOLDERS' EQUITY

  Preferred stock
   10,000,000 shares authorized, at
    $1.00 par value; 2,317 shares
    issued and outstanding                     2,317                2,317
  Common stock
   100,000,000 shares authorized, at
    $0.001 par value; 56,573,601
    shares issued and outstanding            565,736              565,736
  Capital in excess of par value           5,998,594            5,998,594
  Accumulated deficit                     (9,135,309)          (9,136,309)
                                        ------------         ------------
Total Stockholders' Equity                (2,568,662)          (2,568,662)
                                        ------------         ------------
                                        $          -         $          -
                                        ============         ============

The accompanying notes are an integral part of these financial statements.

                              ENERGETICS, INC.
                        (Development Stage Company)
                          Statement of Operations
      For the Three and Nine Months Ended September 30, 1999 and 1998
         and the Period from January 1, 1995 to September 30, 1999


                                 Three Months   Three Months    Nine Months    Nine Months  January 1, 1995
                                 September 30,  September 30,   September 30,  September 30       to
                                     1999           1998            1999          1998      September 30, 1999
                                 ------------   ------------    ------------  ------------   -------------
REVENUES                         $          -   $          -    $          -  $          -    $          -

EXPENSES                                    -              -               -             -       1,351,491
                                 ------------   ------------    ------------  ------------    ------------

NET LOSS                         $          -   $          -    $             $               $ (1,351,491)
                                 ============   ============    ============  ============    ============

GAIN (LOSS) PER COMMON SHARE

  Basic                          $          -   $          -    $          -  $          -
                                 ============   ============    ============  ============
  Diluted                        $          -   $          -    $          -  $          -
                                 ============   ============    ============  ============

AVERAGE OUTSTANDING SHARES

  Basic                            56,573,601     56,573,601      56,573,601    56,573,601
                                 ============   ============    ============  ============
  Diluted                          68,160,701     68,160,701      68,160,701    68,160,701
                                 ============   ============    ============  ============

The accompanying notes are an integral part of these financial statements.

                                ENERGETICS, INC.
                         (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 1, 1995 (date of inception
                 of development stage) to September 30, 1999


                                                                    Capital in
                             Preferred Stock       Common Stock      Excess of  Accumulated
                              Shares   Amount   Shares      Amount   Par Value    Deficit
                             ------- --------- ---------- ---------- ---------- -----------

Balance January 1, 1995
 (note 1)                      2,317   $ 2,317  56,573,601  $ 565,736 $5,998,594  $ (7,783,818)

Net loss for the year ended        -         -           -          -          -    (1,055,475)
    December 31, 1995

Net loss for the year ended
    December 31, 1996              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1997              -         -           -          -          -      (98,672)

Net loss for the year ended
    December 31, 1998              -         -           -          -          -      (98,672)
                             ------- ---------   ---------  --------- ----------  -----------

Balance December 31, 1998      2,317     2,317  56,573,601    565,736  5,998,594   (9,135,309)

Net loss for the nine
 months ended September 30,
 1999                             -          -           -          -          -            -
                             ------- ---------   ---------  --------- ----------  -----------
Balance September 30, 1999     2,317 $   2,317   56,573,601 $ 565,736 $5,998,594  $(9,036,637)
                             ======= ==========  ========== ========= ==========  ===========


  The accompanying notes are an integral part of these financial statements.

                               ENERGETICS, INC.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 1999 and 1998
            and the Period from January 1, 1995 to June 30, 1998


                                  Nine Months    Nine Months   January 1, 1995
                                 September 30,  September 30,       to
                                     1999           1998    September 30, 1999
                                 ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)                $          -   $          -    $ (1,351,491)

Adjustments to reconcile net
 loss to net cash provided by
 operating activities

     Loss of assets                         -              -         956,803
     Changes in accounts payable            -              -         296,016
                                 ------------   ------------    ------------

Net Cash Used  by Operations                -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
Net Increase (Decrease) in Cash             -              -               -

Cash at Beginning of Period                 -              -               -
                                 ------------   ------------    ------------
Cash at End of Period            $          -   $          -    $          -
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