Form 10KSB
period 1999-12-31
ENG ENTERPRISES INC
filed 2000-04-07
CIK 32866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       December 31, 1999
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-11225
                                            -------
                           ENG ENTERPRISES, INC.
                         -----------------------------
              (Exact name of registrant as specified in charter)

           Delaware                                84-0899587
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

6337 South Highland Drive #130, Salt Lake City, Utah        84121
----------------------------------------------------     -----------
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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $  -0-
                                                            ----------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average bid and asked prices of the common stock at April 3, 2000, of $4.44 per share, the market value of shares held by nonaffiliates would be $922,050.

  As of April 3, 2000, the Registrant had 473,847[post-split] shares of common stock issued and outstanding and 2,619 shares of preferred stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

  Information Statement filed February 4, 2000, ITEM 1, Part 4.

                              TABLE OF CONTENTS

PART I                                                                    PAGE
------                                                                    ----

ITEM 1.     DESCRIPTION OF BUSINESS.......................................  4

ITEM 2.     DESCRIPTION OF PROPERTY.......................................  9

ITEM 3.     LEGAL PROCEEDINGS.............................................  9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  9

PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...... 10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..... 10

ITEM 7.     FINANCIAL STATEMENTS.......................................... 12

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE........................... 12

PART III
--------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT........................................................... 12

ITEM 10.    EXECUTIVE COMPENSATION........................................ 15

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................ 16

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 17

PART IV
-------

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........ 18

                                     PART I
                      ITEM 1. DESCRIPTION OF BUSINESS

Organization and Corporate History
----------------------------------

     ENG Enterprises, Inc. (formerly Energetics, Inc., hereinafter the "Company" or "Issuer") was incorporated in the state of Delaware on August 2, 1982. From inception to January 1, 1995, the Company was engaged in the business of exploration, development and production of oil and natural gas. The Company discontinued operations by the loss of its remaining assets and its three subsidiaries leaving the Company with the debt reflected in the Company's balance sheet and has since remained inactive. The Company is considered to have been in the development stage since January 1, 1995.

     In July 1999, Jordan Smith, the sole remaining director of the Company, appointed John Chymboryk to serve as director and President of the Company. Mr. Smith subsequently resigned. Since July, Mr. Chymboryk has been actively involved in moving the Company forward. In connection with his activities, Mr. Chymboryk reviewed the historical documents of the Company and determined that certain actions were necessary to position the Company to seek out business opportunities.

     In September 1999, the Company entered into an Interim Funding Agreement with Milagro Holdings, Inc., a Delaware corporation ("Milagro"), in which Milagro agreed to advance funds to the Company, up to a total of $75,000, in exchange for equity securities. At December 31, 1999, the Company had received approximately $60,000 under this agreement. See CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Chymboryk determined that the Company's Delaware corporate charter had been revoked, and was able to reinstate the Company in early November 1999. However, in the interim, another Delaware corporation had taken the name Energetics, Inc., and Mr. Cymboryk procured the reinstatement under a new name, ENG Enterprises, Inc. In addition, the Company's CUSIP number was changed from 292929106 to 268741105, its symbol on the OTCBB was changed form EJTX to EGEI, it was assigned a new Employer Identification Number by the IRS, and it changed stock transfer agent from AST in Colorado to Interwest Stock Transfer Company in Salt Lake City, Utah.

     Concurrent with these changes, Mr. Chymboryk was able to bring the financial information of the Company current, and engaged counsel to file the Company's periodic reports with the SEC so that the Company was current in its filings. In addition, Mr. Chymboryk was instrumental in negotiating settlements for approximately $2.3 million in outstanding notes and debt obligations of the Company, and obtaining conversion agreements for most of the Company's Preferred Stock outstanding.

     In February, 2000, the Company held a Special Meeting of Shareholders in which John Chymboryk and Shauna Chymboryk were elected as directors, a 1-for-200 reverse split of the Company's issued and outstanding common stock was approved, and Andersen Andersen and Strong, L.C., were appointed auditors. See ITEM 1, Part 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

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

     The Company does not own any property (See "ITEM 1. DESCRIPTION OF BUSINESS.")

                           ITEM 3. LEGAL PROCEEDINGS

     None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     In February, 2000, the Company held a Special Meeting of Shareholders in which John Chymboryk and Shauna Chymboryk were elected as directors, a 1-for-200 reverse split of the Company's issued and outstanding common stock was approved, the name change to ENG Enterprises, Inc. was ratified, and Andersen Andersen and Strong, L.C., were appointed auditors.

     The Special Meeting was held on February 24, 2000, and all the above items were approved by a vote of 296,717 [post-split] shares in favor, no shares opposed or abstaining. Further details of the Special Meeting will be included in the Company's report on Form 10QSB for the period ending March 31, 2000.

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

                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended December 31, 1999
-----------------------------------
First, Second, Third and Fourth Quarters        0.12          0.00

Fiscal Year Ended December 31, 1998
-----------------------------------
First, Second, Third and Fourth Quarters        0.06          0.01

Fiscal Year Ended December 31, 1997
-----------------------------------
First, Second, Third and Fourth Quarters        0.00          0.00

     At April 3, 2000, the bid and ask price for the Company's common stock was $3.875 and $5.00, respectively. This price reflects any changes to the market price of the Company's securities that may have been affected by the 200-for-1 reverse split of the Company's common stock that was effective on March 13, 2000.

     Since its inception, the Registrant has not paid any dividends on its Common Stock, and the Registrant does not anticipate that it will pay dividends in the foreseeable future. The Company's preferred stock carries a cumulative dividend rate of 8%. No dividends can be declared on the common stock until the cumulative dividends are paid on the shares of outstanding preferred stock.

     The Company's common stock trades on the NASD's OTC Bulletin Board, symbol "ENEI." As of April 3, 2000 there were 473,847 shares of [post-split] common stock outstanding held by approximately 639 stockholders of record, as reported by the Registrant's transfer agent.

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

Plan of Operation
-----------------
     Current management has been successful in settling a substantial portion of the Company's outstanding debt, and in converting a portion of the outstanding preferred stock. The debt settlement has resulted in a paper gain on the Company's books which is reflected in the financial statements. However, this gain is only from debt settlement. The Company has had no revenues or operations, and has had significant operating expenses due to the preparation of its 1999 audit and the preparation and filing of its past due periodic reports, as well as the expenses incurred in connection with the Special Meeting of Shareholders.

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


                                 PART III

       ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of April 3, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company and similar information for the Company current executive officer and director:

   Name               Age  Position                 Director or Officer Since
   ----               ---  --------                 -------------------------
Jordan R. Smith       64   Chairman of Board        1982 through June 1999
Robert L. Mehl        67   President, Treasurer
                           and Director             1985 through June 1999
A.J. Seastone         47   Vice President and
                           Director                 1989 through June 1999
John Chymboryk        45   President, Chairman
                           and Director             From June 1999
Shauna Chymboryk      42   Secretary and Director   From February 2000

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

     Ms. Shauna Cymboryk has a background in administration, secretarial services and teaching. Her work experience includes: 1975 to 1977 courthouse secretary for the city of Lethbridge, 1977 to 1979, administrative assistant at the University of Lethbridge, Alberta, Canada, 1980 to 1982, program administrator for the Lethbridge Youth Community Program, 1982 to 1986, elementary school teacher, 1986 to 1988, President, Lethbridge Stake Young Women's Program, and 1995 to 1998, President, LDS Primary Organization for the Altaview, Utah Seventh Ward. Ms. Chymboryk has developed strong organizational skills, clerical proficiency and ability to effect efficient office system designs. She has been responsible for administering and monitoring work programs, preparing materials, and facilitating staff meetings, both as an employee and as a volunteer in community and church organizations. Ms. Chymboryk earned a Bachelor of Sciences degree from Brigham Young University in 1982.


     Except as indicated below, to the best knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

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

     The following table sets forth as of December 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

                       ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                          ----------------------
                     Annual Compensation                  Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options LTIP     All other
Principal Position Year     Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------  ----      ------ --------  ------------  ------   -------  ------   ---------
Robert L. Mehl      1999   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
President           1998   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
                    1997   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-

John Chymboryk      1999   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
President           1998   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
                    1997   $   -0-    -0-       -0-         -0-      -0-     -0-       -0-


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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 3, 2000, the name and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   Jordan R. Smith               D        23,328              4.92
         13111 E. Briarwood Ave, #300  I        60,533 (2)         12.77
         Englewood, CO  80112

Common   Marsha Smith                  D        37,195              7.85
         7000 East Quincy Ave., #F416  I        23,328 (3)          4.92
         Denver, CO 80237

Common   Robert L. Mehl                D         9,967              2.10
         13111 E. Briarwood Ave, #300  I        52,347 (4)         11.05
         Englewood, CO  80112

Common   Milagro Holdings, Inc.        D       120,000             25.32
         57 West 200 South, #310
         Salt Lake City, UT 84111

Common   Capital Consulting, LLC       I       146,167 (5)         30.83
         6337 S. Highland Dr., #130
         Salt Lake City, UT 84121

Security Ownership of Management of the Company
-----------------------------------------------
Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------
Common   John Chymboryk, President               0                   0
Common   Shauna Chymboryk, Secretary             0                   0
                                            ----------             -----
         All Officers and Directors
          as a Group (2 persons)                 0                   0
                                            ==========             =====
(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Represents 37,195 shares held of record by Marsha S. Smith, the spouse of Jordan R. Smith, and 23,337 shares held of record by the Jordan Smith Trust, of which Mr. Smith is trustee, all of which shares may be deemed to be beneficially owned by Jordan Smith.
(3) Represents shares held of record by Jordan Smith, spouse of Marsha Smith, which shares may be deemed to be beneficially owned by Marsha Smith.

(4) Represents shares held of record by the Mehl Family Limited Partnership, of which Mr. Mehl may be deemed to be the beneficial owner.
(5) Represents shares for which Capital Consulting, LLC, holds voting only proxies which expire January 7, 2001.


           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 1999, the Company entered into an Interim Funding Agreement with Milagro Holdings, Inc., a Delaware corporation ("Milagro"), in which Milagro agreed to advance funds to the Company, up to a total of $75,000, in exchange for equity securities priced at $0.0025 per share. At December 31, 1999, the Company had received approximately $60,000 under this agreement. At the record date, the Company had issued a total of 24,000,000 shares of Common Stock to Milagro for conversion of the funds advanced at December 31, 1999. The breakdown of the amounts advanced is outlined below.

     Certain principal shareholders have signed proxies giving their voting rights to Capital Consulting, a Utah corporation. Robert Mehl and the Mehl Family Limited Partnership have granted voting proxies for common and preferred shares totaling a minimum of 20,219,108 votes, and Jordan and Marsha Smith have granted voting proxies for common and preferred shares totaling a minimum of 12,477,236 votes. Capital Consulting has been assisting the Company in its efforts to locate a suitable business opportunity.

     In December 1999, the above shareholders also agreed to settle certain outstanding debts owed to them by the Company. Robert Mehl and the Mehl Family Limited Partnership have signed a Debt Settlement in the amount of $25,000, and Jordan and Marsha Smith have signed a Debt Settlement Agreement in the amount of $10,000, each in exchange for forgiveness of any and all outstanding monies and obligations owed to each by the Company. Funds for the debt settlement were advanced to the Company pursuant to the Interim Funding Agreement by Milagro, an unaffiliated investor. To secure these funds, the Company has issued to Milagro 14,000,000 shares of the Company's Common Stock, at a price of $0.0025 per share.

     Milagro has advanced additional funds to the Company for expenses incurred in connection with the Company's Delaware reinstatement, payments for legal and accounting fees for preparing and bringing current the Company's financial statements and SEC filings, and legal fees in connection with the preparation of this Information Statement. The total amount of these advances at December 31, 1999 was $25,000. To secure these funds, the Company has issued to Milagro 10,000,000 shares of the Company's Common Stock, valued at $0.0025 per share.

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

                ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Balance Sheet as of December 31, 1999 ..................................   17
Statements of Operations for the years ended
  December 31, 1999 and 1998 and for the Period
  January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1998 .................................................   18
Statements of Stockholders' Equity for the Period
  from January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1999 .................................................   19
Statements of Cash Flows for the years ended
  December 31, 1999 and 1998 and for the Period
  January 1, 1995 (Date of Inception of Development Stage)
  to December 31, 1999 .................................................   20
Notes to Financial Statements ..........................................   21

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing
                    Information Statement                     Prior Filing

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1999, however, the Company filed a report on Form 8-K on January 28, 2000, reporting its name change from Energetics, Inc. to ENG Enterprises, Inc.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   ENG Enterprises, INC.
Dated: April 4, 2000
                                   By /S/ John Chymboryk, President

Board of Directors
ENG Enterprises, Inc.
Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance  sheet of ENG Enterprises, Inc.
( development stage company) at December 31, 1999 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, and 1998 and the period from January 1, 1995 (date of inception of development stage) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in
all material respects, the financial position of   ENG Enterprises,  Inc. at
December 31, 1999   and the results of  operations, and  cash flows for the
years ended December 31, 1999 and 1998 and the period January 1, 1995 (date of inception of development stage) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
February 18, 2000

                            ENG Enterprises, Inc.
                        (Development Stage Company)
                               BALANCE SHEET
                             December 31, 1999


                                                              December 31,
                                                                 1999
                                                             ------------

ASSETS

CURRENT ASSETS

  Cash                                                       $          -
                                                             ------------
   Total Current Assets                                      $          -
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                           $          -
                                                             ------------
   Total Current Liabilities                                            -
                                                             ------------

STOCKHOLDERS' EQUITY

  Preferred stock
   10,000,000 shares authorized, at
    $1.00 par value; 2,791 shares
    issued and outstanding - Note 4                                 2,791
  Common stock
   100,000,000 shares authorized, at
    $0.001 par value; 348,456
    shares issued and outstanding                                   3,485
  Capital in excess of par value                                6,683,457
  Stock subscription received - Note 3                             59,870
  Accumulated deficit                                          (6,749,603)
                                                             ------------
   Total Stockholders' Equity
                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $          -
                                                             ============





The accompanying notes are an integral part of these financial statements.

                            ENG Enterprises, Inc.
                        (Development Stage Company)
                          Statement of Operations
               For the Years Ended December 31, 1999 and 1998
          and the Period from January 1, 1995 (Date of Inception of
                  Development Stage) to December 31, 1999


                                                               January 1, 1995
                                 December 31,   December 31,     (Note 1) to
                                     1999           1998     December 31, 1999
                                 ------------   ------------    ------------

REVENUES                         $          -   $      3,666    $     62,793


EXPENSES                                8,687          3,415         194,601
                                 ------------   ------------    ------------

NET PROFIT (LOSS) FROM
OPERATIONS- (before other
income and expense)              $     (8,687)  $        251    $   (131,808)


OTHER INCOME AND EXPENSE

  Gain on settlement of debt     $    961,841   $     51,104       2,725,467
  Loss of assets                            -              -      (1,592,626)
                                 ------------   ------------      ----------
NET INCOME                       $    953,154   $     51,355      $1,001,033
                                 ============   ============      ==========


GAIN (LOSS) PER COMMON SHARE

  Basic

    Net profit (loss) from
     operations - (before other
     income and expense)                $(.03)          $ -
                                        -----           ----
    Net income                          $3.37           $.18
                                        -----           ----


AVERAGE OUTSTANDING SHARES

  Basic                               282,894        282,894
                                      -------        -------



 The accompanying notes are an integral part of these financial statements.

                            ENG Enterprises, Inc.
                         (Development Stage Company)
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from January 1, 1995 (date of inception
                  of development stage) to December 31, 1999


                                                                    Capital in
                             Preferred Stock       Common Stock      Excess of  Accumulated
                              Shares   Amount   Shares      Amount   Par Value    Deficit
                             ------- --------- ---------- ---------- ---------- -----------

Balance January 1, 1995
 (note 1)                      4,879   $ 4,879     282,89 $   2,829 $6,553,613  $ (7,750,636)

Net loss for the year ended        -         -          -          -          -   (1,692,318)
    December 31, 1995

Net loss for the year ended
    December 31, 1996              -         -          -          -          -     1,688,999

Net loss for the year ended
    December 31, 1997              -         -          -          -          -          (157)

Net loss for the year ended
    December 31, 1998              -         -          -          -          -        51,355
                             ------- ---------   ---------  --------- ----------  -----------

Balance December 31, 1998      4,879 $   4,879     282,894  $   2,829 $6,553,613  $(7,702,757)

Issuance of common stock
for redemption of preferred
stock - December 31, 1999     (2,088)   (2,088)     65,250        653    129,847            -

Additional shares issued
resulting from reverse
common stock split - Note 1        -         -         312          3         (3)           -

Net profit for the year
ended December 31, 1999            -         -           -          -          -      953,154
                             ------- ---------   ---------  --------- ----------  -----------
Balance December 31, 1999      2,791 $   2,791     348,456  $   3,485 $6,683,457  $(6,749,603)
                             ======= =========   =========  ========= ==========  ===========






  The accompanying notes are an integral part of these financial statements.

                            ENG Enterprises, Inc.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
                For the Years Ended December 31, 1999 and 1998
               and the Period January 1, 1995 (Date of Inception
                  of Development Stage) to December 31, 1999



                                                               January 1, 1995
                                 December 31,   December 31,     (Note 1) to
                                     1999           1998     December 31, 1999
                                 ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit                       $    953,154  $      51,355   $   1,001,033

Adjustments to reconcile net
 loss to net cash provided by
 operating activities

     Loss of assets                         -              -       1,592,626
     Gain on settlement of dept      (961,841)       (51,104)     (2,725,467)

     Changes in accounts payable      (55,721)          (251)         67,400
                                 ------------   ------------    ------------

Net Cash Used  by Operations          (64,408)             -         (64,408)
                                 ------------   ------------    ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
                                            -              -               -
                                 ------------   ------------    ------------
Net proceeds from issuance of
 common stock                          64,408              -          64,408

Net Increase (Decrease) in Cash             -              -               -
                                 ------------   ------------    ------------
Cash at End of Period            $          -   $          -    $          -
                                 ============   ============    ============






The accompanying notes are an integral part of these financial statements.

                           ENG  ENTERPRISES, INC.
                         ( Development Stage Company )
                         NOTES TO FINANCIAL STATEMENTS



1.  ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on August 2, 1982 with the name of "Energetics, Inc." with authorized common stock of 100,000,000 shares at $0.01 par value and 10,000,000 preferred shares at $
1.00 par value. On November 4, 1999 the Company changed its name to "ENG Enterprises, Inc." and on March 3, 2000 a reverse common stock split of one share for 200 outstanding shares.

This report has been prepared showing the after stock split shares from inception.

Since inception the Company has been engaged in the business of the exploration, development, and production of oil and natural gas through three
wholly owned subsidiaries.   During 1995 the Company  ceased operations
resulting from the loss of its remaining assets. Since that time the Company has remained inactive is considered to have been in the developmental stage since January 1, 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 1999, the Company had a net operating loss carry forward of $6,749,603. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The loss carryover will expire beginning in years 1998 though 2019.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 but has elected to continue to measure compensation cost under APB 25. The adoption of FASB No. 123 has no impact on the Company's financial statements.

                          ENG  ENTERPRISES, INC.
                       ( Development Stage Company )
                  NOTES TO FINANCIAL STATEMENTS - continued



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 1999.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Estimates and Assumptions

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

Financial instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.  STOCK SUBSCRIPTION RECEIVED

During November and December 1999 the Company received cash advances on a convertible loan of $59,870. The terms of the loan provided for the conversion of the loan to common capital stock at the rate of $.50 per share (post split) at the option of the lender. During January 2000 the lender elected to receive 120,000 (post split) common shares of capital stock in exchange for the advances.

4. CONVERTIBLE  PREFERRED  STOCK

The terms of the convertible preferred stock outstanding provides for the payment of annual cash dividends at the rate of $80 per share, payable quarterly, when and if declared by the Board of Directors. To the date of this report no dividends had been declared and paid on the preferred shares issued.

Each share of preferred stock is convertible into common stock at a determined amount by dividing the sum of $1,000 and any unpaid cumulative dividends on the date of the conversion, by the conversion price on the date of conversion. The conversion price is defined in the agreement. No dividends can be declared on the common stock until the cumulative dividends are paid on the preferred.

                         ENG  ENTERPRISES, INC.
                      ( Development Stage Company )
                NOTES TO FINANCIAL STATEMENTS - continued



5.  RELATED PARTY TRANSACTIONS

Related parties own 52% of the outstanding common stock after the issuance the stock outlined in note 3.

6.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the
working capital   necessary for its planned activity. Management of the
Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.