Form 10QSB
period 2000-03-31
ENG ENTERPRISES INC
filed 2000-05-12
CIK 32866

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March  31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number:    0-11225

                              ENG ENTERPRISES, INC.
              -------------------------------------------------
              (Exact name of registrant as specified in charter)

            Delaware                                      84-0899587
-------------------------------                       -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

  5882 South 900 East, #202, Salt Lake City, UT                84121
----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  801-269-9500
              --------------------------------------------------
              Registrant's telephone number, including area code

  6337 South Highland Dr. #130 Salt Lake City, Utah                  84121
  --------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                    Outstanding as of March 31, 2000
   -------------------------          --------------------------------
 Common  Stock, $0.01 par value                  473,847

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

     The unaudited balance sheets of the Company as of March 31, 2000 and December 31, 1999, and the related unaudited statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999, and the period from January 1, 1995 (inception of development stage) to March 31, 2000, the unaudited statement of stockholders' equity for the period from January 1,1995 (inception of development stage) through March 31, 2000, are attached hereto and incorporated herein by this reference.

     Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                            ENG ENTERPRISES, INC.
                        (Development Stage Company)
                               BALANCE SHEETS
                  March 31, 2000, and December 31, 1999


                                          March 31,           December 31,
                                            2000                 1999
                                       -------------         ------------
                                        (Unaudited)
ASSETS

CURRENT ASSETS

  Cash                                 $        -            $       -
                                       -------------         ------------
   Total Current Assets                $        -            $       -
                                       =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                     $        -            $       -
                                       -------------         ------------
   Total Current Liabilities                    -                    -
                                       -------------         ------------

STOCKHOLDERS' EQUITY

  Preferred stock
   10,000,000 shares authorized, at
    $1.00 par value; 2,619 shares and
    2,791 shares issued and outstanding
    at March 31, 2000 and December 31,
    1999, respectively                         2,619                2,791

  Common stock
   100,000,000 shares authorized, at
    $0.01 par value; 473,847 shares
    and 348,456 shares issued and
    outstanding at March 31, 2000 and
    December 31, 1999, respectively            4,738                3,485

  Capital in excess of par value           6,742,246            6,683,457
  Stock subscription received                   -                  59,870
  Accumulated deficit (Note 1)            (6,749,603)          (6,749,603)
                                        ------------         ------------
Total Stockholders' Equity                      -                    -
                                        ------------         ------------
                                        $       -            $       -
                                        ============         ============

The accompanying notes are an integral part of these financial statements.

                            ENG ENTERPRISES, INC.
                        (Development Stage Company)
                          Statement of Operations
            For the Three Months Ended March 31, 2000 and 1999
           and the Period from January 1, 1995 to March 31, 2000
                                (Unaudited)

                                 Three Months   Three Months   January 1, 1995
                                   March 31,      March 31,    (Note 1)through
                                     2000           1999       March 31, 2000
                                 ------------   ------------    ------------

REVENUES                         $       -      $       -       $     62,793

EXPENSES                                 -              -            194,601
                                 ------------   ------------    ------------

NET LOSS - before other income
 and expense                             -              -           (131,808)
                                 ------------   ------------    ------------

OTHER INCOME AND EXPENSE
 Gain on settlement of debt              -              -          2,725,467
 Loss of assets                          -              -         (1,592,626)
                                 ------------   ------------    ------------
                                 $       -      $       -       $  1,001,033
                                 ============   ============    ============

GAIN (LOSS) PER COMMON SHARE

  Basic                          $          -   $          -
                                 ============   ============

AVERAGE OUTSTANDING SHARES

  Basic                               348,456        282,894
                                 ============   ============

The accompanying notes are an integral part of these financial statements.

                            ENG ENTERPRISES, INC.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
             For the Three Months Ended March 31, 2000, and 1999
            and the Period from January 1, 1995 to March 31, 2000
                                (Unaudited)

                                 Three Months   Three Months   January 1, 1995
                                   March 31,      March 31,   (note 1)through
                                     2000           1999       March 31, 2000
                                 ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss)                $       -     $        -       $  1,001,033

Adjustments to reconcile net
 loss to net cash provided by
 operating activities

     Loss of assets                      -              -          1,592,626
     Gain on settlement of debt          -              -         (2,725,467)
     Changes in accounts payable         -              -             67,400
                                 ------------   ------------    ------------

Net Cash Used  by Operations             -              -            (64,408)
                                 ------------   ------------    ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                              -              -               -
                                 ------------   ------------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Net proceeds from issuance
  of common stock                        -              -             64,408
                                 ------------   ------------    ------------
Net Increase (Decrease) in Cash          -              -               -

Cash at Beginning of Period              -              -               -
                                 ------------   ------------    ------------
Cash at End of Period            $       -   $          -    $          -
                                 ============   ============    ============

  The accompanying notes are an integral part of these financial statements.

                            ENG ENTERPRISES, INC.
                        (Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on August 2, 1982 with authorized common stock of 10,000,000 shares at a par value of $.01 and 10,000,000 preferred stock at a par value of $1.00. Since inception the Company has been engaged in the business of the exploration, development, and production of oil and natural gas through three wholly owned subsidiaries. During 1995 the Company ceased operations and has since remained inactive.

The company is considered to have been in the development stage since January 1, 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------
The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------
On March 31, 2000, the Company had a net operating loss carry forward of $6,749,603. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryover will expire beginning in years 1998 though 2019.

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

                            ENG ENTERPRISES, INC.
                        (Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic share amounts are shown in the report.

Comprehensive Income
--------------------
The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholders' equity on February 29, 1999.

Recent Accounting Pronouncements
--------------------------------
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  PREFERRED  STOCK

The preferred stock is convertible into common stock at a ratio determined according to a formula in the Designation of Rights and Privileges at the option of the stockholder. The preferred shares carry a cumulative dividend rate of 8%. No dividends can be declared on the common stock until the cumulative dividends are paid on the preferred.

4.  RELATED PARTY TRANSACTIONS

Related parties own 82% of the outstanding common stock.


5.  GOING CONCERN

The Company does not have the necessary working capital to service its liabilities for the coming year and may be forced into bankruptcy.

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital to service its debt and to provide working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

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

Since discontinuing operations the Company has had no operations and is now seeking a potential business acquisition in an effort to commence business operations. Management has not restricted its search for a business opportunity to any particular industry or geographical area and may, therefore, seek an opportunity in any business or industry. Management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to its shareholders. The Company will select any potential business opportunity based on management's due diligence and business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. Because of the Company has no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

The Company is required to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has used various sources in its search for potential business opportunities including its officers and directors, consultants, venture capitalists and others who have presented management with unsolicited proposals, which are currently being reviewed and evaluated by management. Management is investigating such proposals, but Management cannot predict at this time the status or nature of any venture in which the Company may participate. The Company will provide its shareholders with information regarding the definitive terms of any proposed acquisition or merger as may be required for approval of the transactions.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Year 2000 Computer Problem
--------------------------
The Year 2000, or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Company had no operations or current equipment which might have been affected by the Year 2000 computer glitch, and experienced no Y2K problems.

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


                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES

In January 2000, the Company issued 5,389 shares of its common stock for the conversion of 172.42 shares of its preferred Class A stock to one shareholder.

In January 2000, the Company issued a total of 120,000 shares of its common stock to Milagro Holdings, Inc., for the conversion of outstanding indebtedness totaling approximately $60,000, pursuant to the terms of an Interim Funding Agreement entered into in September 1999.

During the period, the Company's shareholders approved a 200 for 1 reverse split of its common stock, and recorded an adjustment of 2 additional issued and outstanding shares for fractional shares resulting from the reverse split.

The number of shares referenced herein and the financial statements included in this report give effect to the 200 for 1 reverse split, unless otherwise indicated.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on February 24, 2000. The meeting was called for the election of directors, and to approve the 1-for 200 reverse split of the Company's issued and outstanding stock. The purpose of the Meeting was for the shareholders to consider and vote on the proposals included in the Information Statement mailed to the shareholders on or about February 4, 2000. Accordingly, the following items proposals were presented:

     (A) that the Company implement a 1-for-200 reverse split of all of the Company's issued and outstanding shares of common stock;

     (B) that the Company's name change to ENG Enterprises, Inc., which was required for its reinstatement in Delaware, be hereby approved; and

     (C) that John Chymboryk and Shauna Chymboryk be elected as directors of the Company, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.

The number of votes in person and by proxy for all of the proposals was 59,343,314 (pre-split) voted in favor, with none against and none withholding authority. The Chairman declared that the proposals were adopted.

                           ITEM 5.  OTHER INFORMATION

     NONE.

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)EXHIBITS.  The following exhibits are included as part of this report:

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

                                   ENG ENTERPRISES, INC.
Dated: May 11, 2000
                                   By /S/ John Chymboryk, President