Form 10QSB
period 2000-06-30
ENG ENTERPRISES INC
filed 2000-08-17
CIK 32866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-QSB


   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2000


  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

     For the transition period from __________ to __________


                      ENG Enterprises, Inc.
       (Exact name of registrant as specified in charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                            000-11225
                    (Commission File Number)

                           84-0899587
              (IRS Employer Identification Number)

           50 North Third Street, Fairfield, IA 52556
                 (Business address and zip code)

                         (515) 472-1500
      (Registrant's telephone number, including area code)

   5882 South 900 East, Suite 202, Salt Lake City, Utah 84121
                        (Former Address)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                   Class                      Outstanding as of June 30, 2000
----------------------------------------      -------------------------------
Common  Stock, $0.01 par value                          1,241,541*

* This number reflects the effect of the 200% stock dividend payable on or about August 17, 2000.


ITEM 1.  FINANCIAL STATEMENTS

                      ENG Enterprises, Inc.

                          Balance Sheet

                          June 30, 2000
                           (Unaudited)


Assets                                                  $       0


Liabilities and Stockholders' Equity

Liabilities                                             $       0

Stockholders' equity:
  Preferred stock; $1.00 par value; 10,000,000
    shares authorized; 2,619 shares issued and
    outstanding                                             2,619
  Common stock; $.01 par value; 100,000,000
    shares authorized; 1,241,541 shares issued
    and outstanding                                        12,415
  Capital in excess of par value                       10,524,021
  Accumulated deficit                                 (10,539,055)

Total stockholders' equity                                      0


                                                        $       0

                      ENG Enterprises, Inc.

                    Statements of Operations


                                  Six-Month Period        Three-Month Period
                                   Ended June 30,            Ended June 30,
                                2000           1999       2000          1999
                            (Unaudited)    (Unaudited) (Unaudited)  (Unaudited)

Revenues                      $              $           $            $


Expenses


Net income (loss)             $              $           $            $


Income (loss) per common
  share, basic                $              $           $            $


Average outstanding shares,
  basic                        1,368,271      848,604     1,387,541    848,604

                      ENG Enterprises, Inc.

          Statement of Changes in Stockholders' Equity

                 Six Months Ended June 30, 2000


                      Preferred Stock        Common Stock
                       Shares              Shares                Additional
                     Issued and     Par   Issued and     Par      Paid-In       Stock        Accumulated
                    Outstanding    Value  Outstanding   Value     Capital    Subscription     Deficit      Total
Balance, December
 31, 1999              2,791      $2,791    348,456    $3,485   $ 6,683,457   $ 59,870      $( 6,749,603)   $ 0

Restatement of
 prior period                                                   3,781,175                   (3,781,175)

Balance, December
 31, 1999 (restated)   2,791      2,791     348,456    3,485    10,464,632    59,870        (10,530,778)    0

Issuance of stock
  subscribed                                120,000    1,200    58,670        (59,870)

Conversion of
 preferred stock       (172)      (172)     5,391      53       119

Cancellation on
 previously issued
 common shares                              (60,000)   (600)    600

Retroactive
 restatement for
 200 percent stock
 dividend declared                          827,694    8,277                                (8,277)

Balance, June
  30, 2000             2,619      $2,619    1,241,541  $12,415  $10,524,021   $   0         $(10,539,055)    $ 0


                      ENG Enterprises, Inc.

                    Statements of Cash Flows




                                                        Six-Month Period
                                                          Ended June 30,
                                                        2000        1999
                                                    (Unaudited)  (Unaudited)
Operating activities
  Net income                                            $0            $0


Net increase in cash                                     0             0


Cash at beginning of period                              0             0


Cash at end of period                                   $0            $0



The accompanying notes are an integral part of the financial statements.

                      ENG Enterprises, Inc.

                  Notes to Financial Statements

        Periods Ended June 30, 2000 and 1999 (Unaudited)

1.  Financial Statements

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of financial position at June 30, 2000, the results of operations for the six- and three-month periods ended June 30, 2000 and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999, have been made. Certain reclassifications have been made in the financial statements for the year ended December 31, 1999 in order to conform to the June 30, 2000 presentation. None of the reclassifications affected the results of operations or cash flows for the periods presented.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 1999.

The accumulated deficit at the beginning of 2000 has been adjusted to correct an error in the recording of forgiveness of debt by related parties that occurred in 1999, 1996, and prior. Had the error not been made, net income for 1999 would have decreased by $906,754 ($3.21 per share) and net loss for 1996 and prior would have increased by $2,874,421 ($.05 per share).

ENG Enterprises, Inc. (the "Company") has filed a Form 10-KSB for the year ended December 31, 1999, which contained unaudited 1998 financial statements. Management is uncertain as to what effect this will have on current operations during 2000.

2.  Subsequent Events and Going Concern

On July 14, 2000, the Company acquired all of the issued and outstanding shares of GOL India.com, Inc. ("GOL India"). The consideration given to the Company consisted of the issuance of 15,750,000 shares of its common stock to USA Global Link, Inc., the former parent company of GOL India, representing 94.5 percent of the total outstanding common stock of the Company. This transaction will be accounted for as a reverse acquisition, which is similar to a purchase of the Company by GOL India. As part of this transaction, the Company will apply to change its name to "Global Online India, Inc."

GOL India was incorporated on April 20, 2000 and was established to provide e-commerce and e-business services to consumers and businesses around the world. For the period ended June 30, 2000, GOL India, which is a development stage enterprise, had not commenced operations and its financial statements contain a disclosure indicating that there was substantial doubt about its ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on obtaining funds to finance its operations. Management believes that its present actions including the acquisition of GOL India and its plans to raise capital will enable the Company to continue, although no assurance to that effect can be given.

3.   Earnings Per Share

On July 14, 2000, the Company declared a 200 percent stock dividend on all shares issued. Earnings per share and average outstanding shares for the six- and three-month periods ended June 30, 2000 and 1999 have been retroactively restated to reflect this stock dividend.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

This report may contain "forward-looking" statements. The Registrant is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Registrant or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Registrant and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

The  Registrant was incorporated under the laws of the  state  of
Delaware on August 2, 1982 with authorized common stock of 100,000,000 shares at a par value of $.01 and 10,000,000 preferred stock at a par value of $1.00. Since inception the Registrant has been engaged in the business of the exploration, development and production of oil and natural gas.

During 1995 the Registrant ceased operations of its remaining assets, and has since remained inactive. Since discontinuing operations, the Registrant has had no operations and has been seeking a potential business acquisition or merger in an effort to commence business operations.

Subsequent Events

On June 12, 2000, the Registrant entered into an Agreement and Plan of Reorganization (the "Agreement") with GOL India.com, Inc. ("GOL India") to purchase 100% ownership of GOL India in exchange for Common Stock of the Registrant. GOL India, incorporated as a Delaware corporation, is part of the Global Online.com strategy of USA Global Link to build an international e-commerce meta-hub and was established to provide e-commerce services and e-business solutions to consumers and businesses in India and around the world through its wholly-owned subsidiary GOL India Portal Private Limited ("GOL India Portal"), a New Delhi-based Indian company, and Internet access and web hosting services to residential and business customers through a 49% ownership in GOL India Internet Service Provider Private Limited ("GOL India ISP"), a New Delhi-based Indian company incorporated on March 12, 1998. Subject to approval by the Government of India, the transfer of this 49% interest in GOL India ISP is to occur from another wholly owned subsidiary by GOL India's parent company, USA Global Link, Inc.

GOL India operates the Indian web site "www.GOLIndia.com", an e-commerce meta-hub providing online services to the Indian expatriate population around the world in the following categories: news, chat, Bollywood, e-greetings, tickets, sports, stocks, auctions, classifieds, yellow and white pages, and jobs.

GOL India ISP received on June 7, 1999 one of approximately 20 "Category A" national ISP licenses issued by the Government of India. GOL ISP also signed on October 24, 1999 a memorandum of understanding with Uttar Pradesh Development Systems Corporation Limited (UPDESCO), a Uttar Pradesh government undertaking, to provide Internet access, web hosting and other Internet-related services to the state government of Uttar Pradesh.

The transaction closed on July 14, 2000 in accordance with the terms and conditions contained in the Agreement dated June 12, 2000, by and between the Registrant and GOL India.

The Registrant has acquired 100% of the issued and outstanding Common Stock of GOL India, making GOL India a wholly owned subsidiary of the Registrant. USA Global Link, Inc., a Delaware corporation and 100% majority shareholder of GOL India, has been issued 15,750,000 pre-dividend shares (47,250,000 post-dividend shares) of restricted Common Stock of the Registrant, representing 94.5% of the outstanding Common Stock of the Registrant.

The Board of Directors of the Registrant approved a two hundred percent (200%) Common Stock dividend on July 14, 2000. The stock dividend has been approved on a pro-rata basis to all existing shareholders of the Registrant as of July 14, 2000 through the issuance of two (2) shares of Common Stock for each outstanding common share of the Registrant payable on or about August 17, 2000. This two hundred percent Common Stock dividend will result in the total number of outstanding shares of Common Stock in the Registrant being 50,004,275 on August 18, 2000.

To better reflect its business of providing Internet-related ISP and e-commerce services in India and to Indian expatriates around the world, the Registrant will be known as "Global Online India, Inc.". The Board of Directors has approved the change of the Registrant's name, which is expected to occur on or about August 17, 2000.

As part of the Agreement, the former Board of Directors of the Registrant has resigned and a new Board of Directors has been appointed. The new Board of Directors consists of: Christopher W. Hartnett, Larry Chroman, Lee Fergusson, David Morgan, Marc Freeman and Prakash Srivastava.

Furthermore, the Board of Directors appointed the following executive officers of the Registrant: Christopher W. Hartnett, Chairman; Prakash Srivastava, Vice Chairman; Anthony Santelli, Chief Executive Officer; Larry Chroman, International President; and Lee Fergusson, President and Chief Operating Officer.

As part of the transaction, it was also agreed that the remaining outstanding Class A and Class B Preferred Shares would convert into Common Stock of the Registrant. In accord with the Agreement, the 57 outstanding Class B Preferred Shares converted into 1,781 shares of Common Stock prior to the closing, and the 2,562 outstanding Class A Preferred Shares converted into 80,050 shares of Common Stock after the closing.

The Registrant has filed with the Securities and Exchange Commission a form SC 14F1/A on June 26, 2000, a report of change in majority of directors; a Form 8-K on July 17, 2000, a notice of the acquisition of GOL India and other events related to the Agreement; and a Preliminary 14(c) Information Statement on July 18, 2000 and a Definitive 14(c) Information Statement on July 28, 2000, notifying of the proposed name change. These filings are fully incorporated by reference into this 10-QSB filing.

Year 2000 Computer Problem

The Year 2000 or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Registrant had no operations or current equipment during the reporting period April 1 to June 30, 2000 which might have been affected by the Year 2000 computer glitch, and therefore experienced no Y2K problems.

Results of Operations

During the reporting period April 1 to June 30, 2000 the Registrant had no assets or capital, with no operations or income since approximately 1995. It was anticipated that the Registrant would have required only nominal capital to maintain its corporate viability; necessary funds were provided by the Registrant's existing shareholders, its officers or directors until the completion of the acquisition of GOL India.

As a result of the acquisition of GOL India, the Registrant expects that operations will begin in the reporting period July 1 to September 30, 2000.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Registrant.

Plan of Operations

As a result of the acquisition described above, the Registrant intends to begin operating two types of Internet-related business: 1) online business-to-business (B2B) and business-to-consumer (B2C) e-commerce services to Indian residential and business customers and to the Indian expatriate population around the world; and 2) Internet access and application service provider (ASP) services, such as web hosting, through its ownership in GOL India ISP.

Global Online India intends to become an ISP and meta-hub for the projected 8.0 million residential and business Internet users throughout India and e-commerce provider for the more than 20.0 million Indian expatriates around the world. Global Online India has already launched its Indian-centric meta-hub at "www.GOLIndia.com", and is in the process of designing and building out its 50-node ISP in the largest cities of India.

It is anticipated that the Registrant will need an infusion of capital within the next three months to successfully implement its plan of operation. The most likely method available to it for raising such capital would be the private sale of its securities or borrowing from either a commercial or private lender. It is unlikely that it could make a public sale of securities within this period. There can be no assurance, however, that the Registrant will be able to obtain this funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant.

Factors that may affect the successful implementation of this plan of operations include a slow down in the growth of Indian e-commerce and Internet use, a significant increase in competition for Internet products and services in India, a breakdown in security of online transactions and the transmittal of confidential information over the Internet, and the consequences of regulations and foreign state or federal laws.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

Pursuant to Section 1.6(a) of the Agreement described above, on June 13, 2000 the Registrant cancelled 60,000 shares of its Common Stock held by Milagro Holdings, Inc., thereby reducing
Milagro Holdings, Inc. total Common Stock to 60,000.

In consideration for the acquisition of 100% of the shares of GOL India, USA Global Link, Inc., a Delaware corporation and 100% majority shareholder of GOL India, has been issued 15,750,000 pre-dividend shares (47,250,000 post-dividend shares) of restricted Common Stock of the Registrant, representing 94.5% of the outstanding Common Stock of the Registrant.

Pursuant to Section 1.6(c) of the Agreement, certain consultants, advisors and finders were issued 422,758 pre-dividend shares
(1,268,274 post-dividend shares) of restricted Common Stock of the Registrant.

The Board of Directors of the Registrant approved a two hundred percent (200%) Common Stock dividend on July 14, 2000. The stock dividend has been approved on a pro-rata basis to all existing shareholders of the Registrant as of July 28, 2000 through the issuance of two (2) shares of Common Stock for each outstanding common share of the Registrant payable on or about August 17, 2000. This 200% Common Stock dividend will result in the total number of outstanding shares of Common Stock in the Registrant being 50,004,275.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter for which this report is filed.

The Board of Directors of the Registrant and a majority of the shareholders approved to change the name of the Registrant at a meeting on July 14, 2000. USA Global Link, Inc. owns 15,750,000 of pre-dividend shares of common stock of the Registrant, which represents approximately 94.5% of the total number of outstanding shares of the Registrant eligible to vote. Therefore, other than USA Global Link's vote, no vote of any other shareholder of the Registrant was required to authorize to change the name. USA Global Link, Inc. was not required to solicit and did not solicit votes or consents from any of the Registrant's other shareholders.

The Registrant has filed with the Securities and Exchange Commission a Preliminary 14(c) Information Statement on July 18, 2000 and a Definitive 14(c) Information Statement on July 28, 2000, notifying of the proposed name change. These filings are fully incorporated by reference into this 10-QSB filing.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K's were filed during the quarter for which this report is filed, however the Registrant has filed with the Securities and Exchange Commission a Form 8-K on July 17, 2000, a notice of the acquisition of GOL India and other events related to the Agreement, and a Form 8-K/A on August 10, 2000 with change in Registrant's certifying accountants and financial statements, pro forma financial information and exhibits. These filings are fully incorporated by reference into this 10-QSB filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENG ENTERPRISES, INC.

Dated: August 14, 2000

By: /S/ Lee Fergusson, President