Form 10QSB
period 2000-09-30
GLOBAL ONLINE INDIA INC
filed 2000-11-14
CIK 32866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-QSB


   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000


  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

     For the transition period from __________ to __________


                    Global Online India, Inc.
       (Exact name of registrant as specified in charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                            000-11225
                    (Commission File Number)

                           84-0899587
              (IRS Employer Identification Number)

           50 North Third Street, Fairfield, IA 52556
                 (Business address and zip code)

                         (641) 472-1550
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                  Outstanding as of September 30, 2000
-------------------------------     -----------------------------------
Common  Stock, $0.01 par value                         50,004,955*

* This number reflects the effect of the 200% stock dividend payable on August 17, 2000.


Index

Part I: Financial Information

Item 1. Financials Statements
     Consolidated Balance Sheet
     Consolidated Statements of Operations
     Consolidated Statements of Changes in Shareholders' Deficit
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
     General
     Results of Operations
     Subsequent Events
     Year 2000 Computer Problem
     Plan of Operations

Part II: Other Information

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    Global Online India, Inc.

      (A Majority Owned Subsidiary of USA Global Link, Inc.
               and A Development Stage Enterprise)

                   Consolidated Balance Sheet

                 September 30, 2000 (Unaudited)

Assets
Current assets:
  Cash                                                           $   12,572
  Accounts receivable                                                99,054
Total current assets                                                111,626

Property and equipment, net of accumulated depreciation             103,686

Other assets:
  Software development costs, net of accumulated amortization        83,313
  Internet domain names                                               6,429
  Investments                                                             5
Total other assets                                                   89,747

                                                                 $  305,059

Liabilities and Stockholders' Deficit
Current liabilities:
  Intercompany payable to USA Global Link, Inc.                 $  268,161
  Current portion of obligations under capital lease                24,927
  Accrued expenses                                                   1,271
Total current liabilities                                          294,359

Long-term liabilities:
  Obligations under capital lease, net of current portion           43,650

Stockholders' deficit:
  Preferred stock; $1.00 par value; 10,000,000 shares authorized;
    no shares issued or outstanding
  Common stock; $.01 par value; 80,000,000 shares
    authorized; 50,004,955 shares issued and outstanding           500,043
  Additional paid-in capital                                       157,578
  Deficit accumulated during development stage                    (690,571)
Total stockholders' deficit                                        (32,950)

                                                                 $ 305,059

              Consolidated Statements of Operations

                           (Unaudited)



                                                              April 20, 2000
                                                Three Months     (Date of
                                                    Ended      Inception) to
                                                September 30,   September 30,
                                                     2000           2000
                                                  (Unaudited)    (Unaudited)

Revenues                                          $  101,228     $   101,228

Cost of revenues                                     100,195         100,195

Gross profit                                           1,033           1,033

Development stage expense:
  General and administrative                         163,287         351,273

Other income (expense):
  Interest expense                                    (7,005)         (6,969)

Net loss                                         $ (169,259)     $  (357,209)

Net loss per common share                        $     (.00)     $      (.01)

Weighted average common shares outstanding        43,362,367      25,642,304

   Consolidated Statement of Changes in Stockholders' Deficit

    April 20, 2000 (Date of Inception) to September 30, 2000
                           (Unaudited)

                                                                          Deficit
                             Common Stock                               Accumulated
                                Shares                    Additional      During
                              Issued and       Par          Paid-In     Development
                              Outstanding     Value         Capital        Stage          Total
Stock issued for cash, fixed
  assets, leased equipment,
  software development
  costs, and expenses paid
  on behalf of the Company
  (May 2000)                    1,000,000    $   1,000    $   323,259                  $   324,259

Acquisition of company         16,668,771      166,681     10,525,825   $(10,530,778)      161,728

Recapitalization of
  company                      (1,000,000)      (1,000)   (10,691,506)    10,530,778      (161,728)

200 percent stock
  dividend effecting a
  three-for-one stock split
                               33,336,184      333,362                      (333,362)

Net loss for the period                                                     (357,209)     (357,209)

Balance, September 30, 2000    50,004,955    $ 500,043    $  157,578   $    (609,571)  $   (32,950)

              Consolidated Statement of Cash Flows

    April 20, 2000 (Date of Inception) to September 30, 2000
                           (Unaudited)



Operating activities
  Net loss                                                         $ (357,209)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                    21,240
      Expenses paid by Parent in exchange for common stock            183,159
      Increase in accounts receivable                                 (99,054)
      Increase in accrued expenses                                      1,271
  Total adjustments                                                   106,616
  Net cash used by operating activities                              (250,593)

Financing activities
  Increase in intercompany payable to USA Global Link, Inc.           268,161
  Issuance of common stock for cash                                     9,998
  Payments on capital lease obligation                                (14,994)
  Net cash used by financing activities                               263,165

Net increase in cash                                                   12,572

Cash at beginning of period                                                 0

Cash at end of period                                              $   12,572

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

  Cash paid for interest                                           $    6,969

  Common stock was issued for the following non-cash considerations during May 2000:

    Fixed asset                                                    $   15,178
    Assets under capital lease                                        101,468
    Obligations under capital lease                                   (83,571)
    Software development costs                                         90,887
    Internet domain names                                               7,135
    Common stock of Parent                                                  5
                                                                   $  131,102

During the period ended September 30, 2000, the Company declared a 200 percent stock dividend effecting a three-for-one stock split. The effect of this transaction was to increase common stock and increase accumulated deficit by $333,362.

           Notes to Consolidated Financial Statements

    April 20, 2000 (Date of Inception) to September 30, 2000
                           (Unaudited)

1.  Background Information

Global Online India, Inc., formerly ENG Enterprises, Inc. ("ENG"), was incorporated in the state of Delaware on August 2, 1982. From inception to 1995, ENG was engaged in the business of the exploration, development, and production of oil and natural gas. In 1995, ENG ceased operations and remained inactive until July 2000, with its sole business being the search for a merger or acquisition partner.

GOL India.com, Inc. ("GOL India") was incorporated in the state of Delaware on April 20, 2000 with headquarters located in Fairfield, Iowa. GOL India was established to provide telecommunications and e-commerce services and e-business solutions to consumers and businesses around the world through its meta-hub and through its 100 percent-owned subsidiary, GOL India Portal Private Limited ("GOL India Portal"), an Indian private limited liability company, and Internet access and other network services through it 49 percent ownership of GOL India Internet Service Provider Private Limited ("GOL India ISP"), an Indian private limited liability company.

On July 14, 2000, ENG acquired all of the outstanding Common Stock of GOL India. The consideration given by ENG consisted of the issuance by ENG of 15,750,000 shares of its Common Stock to USA Global Link, Inc., representing approximately 94.5 percent of the total outstanding Class A Common Stock of ENG. For accounting purposes, the acquisition has been treated as a recapitalization of GOL India with GOL India as the acquiror (namely, a "reverse acquisition"). As a result of this acquisition, ENG changed its name to Global Online India, Inc. effective as of August 17, 2000. The consolidated entities will hereinafter be referred to as the "Company" or the "Registrant". The historical financial statements for the period April 20, 2000 to July 14, 2000 are those of GOL India.com, Inc. Pro forma information giving effect to the acquisition as if the acquisition had taken place on April 20, 2000 (the date of inception of GOL India) is not presented as ENG had no revenues or expenses from April 20, 2000 to the date of the acquisition.

The   Company   has  developed  an  Indian-centric  meta-hub   at
"www.GOLIndia.com", providing e-commerce services to the more than one million Indian Internet users and the 20.0 million Indian expatriates around the world. The Company's meta-hub provides a range of business services such as: online forms for Indian taxation, customs, and import/export businesses; a loan finding service; Indian rail, air and movie tickets; online insurance and credit card applications; online medical and legal advice; and web stock trading and advanced technical analysis, among others. General services for end-users and small businesses include: news, chat, Bollywood, e-greetings, sports, stock information, auctions, classifieds, yellow and white pages, and jobs.

The Company is affiliated with Global Online, Inc. ("GOL"), a wholly owned subsidiary of USA Global Link, Inc. GOL operates an international meta-hub at "www.GlobalOnline.com", designed to be a global gateway to international life and world trade by providing B2B and B2C e-commerce services on a global basis.

GOL India ISP is the holder of a Category "A" national Internet service provider license allowing it to provide Internet access and network services to every city, state, and region in India. The Company has been issued 98,000 shares of common stock in GOL India ISP, which have a par value of $.023 per share. These shares were issued at no cost to the Company. Prior to August 2000, the Indian government had not approved the Company's ownership in GOL India ISP and, therefore, the Company had not recorded their investment in GOL India ISP. Subsequent to August 2000, the Company's ownership was approved. The Company's investment in GOL India ISP is recorded at cost adjusted for the Company's proportional share of undistributed earnings or losses.

The following is a summary of the financial position of GOL India
ISP as of September, 2000.

       Current  Assets                                          $ 2,247
       Total  Assets                                            $ 8,970
       Current  Liabilities                                     $ 4,327
       Total  Liabilities                                       $15,580
       Stockholders' Deficit                                    $(6,610)

Because the Company has incurred significant costs associated with developing its operations and has just begun to generate revenues in this quarter, the accompanying consolidated financial statements have been presented as those of a development stage enterprise.

2.  Going Concern

The Company is in the development stage with its principal activity being the development of
e-commerce and telephony services, Internet access, and network services to residential and business customers in India and abroad. Its current activities consist principally of establishing its meta-hub, and developing customers and suppliers. The Company has a loss since inception of approximately $357,000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained losses since inception, has negative working capital of approximately $183,000, and its liabilities exceed its assets by approximately $33,000 as of September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's continued existence is dependent upon its ability to commence profitable operations and to obtain additional equity capital to meet operating cash flow requirements. Management is presently exploring raising additional funds by a capital infusion from USA Global Link, Inc. or a private placement of some of the Company's common stock.

3.   Significant Customer

During the three-month period ended September 30, 2000 and the period from April 20, 2000 (date of inception) to September 30, 2000, revenues from one customer were $96,363, which represents approximately 96% of total revenues. Accounts receivable from this customer amounted to $96,363 at September 30, 2000.

4.  Significant Accounting Policies

The significant accounting policies followed are:

    The consolidated financial statements include the accounts of Global Online India, Inc., GOL India.com, Inc. and its wholly owned subsidiary, GOL India Portal Private Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of financial position at September 30, 2000, the results of operations for the three-month period ended September 30, 2000 and the period from April 20, 2000 (date of inception) to September 30, 2000, and cash flows for the period from April 20, 2000 (date of inception) to September 30, 2000, have been made.

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Property and equipment are stated at cost. Additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-
    line method over the estimated useful lives of the assets, ranging from three to seven years.

    Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. Advertising expense for the three-month period ended September 30, 2000 and the period April 20, 2000 (date of inception) to September 30, 2000 was $28,930 and $203,666, respectively. The Company has no direct-response advertising as of September 30, 2000.

    The Company has adopted early Emerging Issues Task Force Bulletin No. 00-2, "Accounting for Web Site Development Costs." This bulletin offers guidance on accounting for the various costs associated with Internet web-site development. Generally, the bulletin segregates software development costs into various stages of planning, application and infrastructure development, graphics and content development, and operations. Capitalization of costs begin in the application and infrastructure stage and ends when the web-site is operational. The web-site became operational as of July 1, 2000. These costs are being amortized over three years. Amortization expense amounted to $7,574 for the three months ended September 30, 2000.

    The Company follows Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review for recoverability, the Company estimates that future cash flows are expected to result from the use of the assets and their eventual disposition.

    Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

   Revenues   for  the  period  April  20,  2000   (date   of
   inception) to September 30, 2000 consist mainly of products sold to customers visiting the Company's Internet meta-hub. The Company recognizes revenues from product sales upon shipment of the product to the customer.

    Basic loss per share (EPS) is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because the Company has no dilutive securities.

    Assets transferred by the Parent in exchange for common stock have been valued at the Parent's net book value as of the date of exchange.

5.  Property and Equipment

Property and equipment consist of:

     Office  furniture, fixtures, and computer  hardware/software $   15,178
    Equipment held under capital leases                              101,468
                                                                     116,646
    Less accumulated depreciation and amortization                    12,960
                                                                  $  103,686

Amortization for equipment held under capital leases amounted to $11,274 at September 30, 2000.

6.  Investments

As discussed in Note 1, the Company has a 49 percent investment in GOL India ISP. This investment was transferred from the Parent in exchange for common stock of the Company. At that time, it had a net book value of zero on the Parent's books.

The Company also has an investment of 5,000 shares of common stock of USA Global Link, Inc., which was contributed to the Company by its Parent. As of September 30, 2000, this investment is recorded at $5.00, which approximates its net book value. It should be noted that the common stock of USA Global Link, Inc. has recently sold for $810 per share.

7.  Obligations Under Capital Leases

The Company has capitalized rental obligations under leases of equipment, which were transferred to the Company by its Parent. The obligations, which mature in 2002, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under capital leases are as follows:

    2001                                              $32,024
    2002                                               46,026
    Total lease payments                               78,050
    Less amount representing interest                   9,473
    Present value of net minimum lease payment         68,577
    Less current portion                               24,927
                                                      $43,650

8.  Related Party Transactions

As disclosed in the accompanying consolidated statement of cash flows, the Parent transferred assets to the Company with a net book value of $131,102 and paid expenses of $183,519 on behalf of the Company in exchange for common stock. In addition, as of September 30, 2000, the Parent has advanced $268,161 to the Company. These advances are non-interest bearing, unsecured, and have no specific repayment terms. The above amounts are not necessarily indicative of the amounts which would have been incurred had comparable transactions been entered into with independent parties.

9.  Earnings Per Share

On August 17, 2000, the Company declared a 200 percent stock dividend on all shares issued and outstanding, effecting a three-for-one stock split. The Company filed with the Securities and Exchange Commission a Form 8-K on July 17, 2000, a Preliminary 14(c) Information Statement on July 18, 2000, and a Definitive 14(c) Information Statement on July 28, 2000 informing shareholders of the declared dividend. Earnings per share for the period April 20, 2000 (the date of inception of GOL India) to September 30, 2000 has been stated to reflect the effect of this stock split.

10. Income Taxes

The Company has incurred an operating loss since its inception that is able to be carried forward and, therefore, no tax liabilities have been incurred for the period presented. This operating loss gives rise to a deferred tax asset as follows as of September 30, 2000:

    Deferred tax asset                               $ 121,400
    Allowance                                         (121,400)
                                                     $       0

Management has determined that it is more likely than not that the Company would not realize the deferred tax asset and, therefore, has established a valuation allowance equal to the amount of the deferred tax asset.

The Company has available an unused operating loss carryforward of approximately $357,000 that may be applied against future taxable income, which would reduce taxes payable by approximately $121,400 in the future. This operating loss carryforward will expire in 2015. Income tax benefits resulting from the utilization of this carryforward will be recognized in the year that it is realized for federal and state tax purposes.

Not included in the above net operating loss carryforward is approximately $10,500,000 of losses incurred by ENG prior to the acquisition transaction. Under federal tax law, the change in ownership of ENG significantly may restrict the future utilization of these carryforwards.

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

The Company was incorporated under the laws of the state of Delaware on August 2, 1982 and now has authorized common stock of 80,000,000 shares at a par value of $.01 and 10,000,000 preferred stock at a par value of $1.00. The Company was established to provide e-commerce services and e-business solutions to consumers and businesses in India and around the world through its wholly-owned subsidiary GOL India Portal, and Internet access and network services to residential and business customers through a 49 percent ownership in GOL India ISP.

Results of Operations

The Company filed a 10-QSB for the period ending September 30, 1999 on November 1, 1999. This quarterly report, filed under the name ENG Enterprises, Inc., stated that ENG "is considered a development stage company with no assets or capital and with no operations or income since approximately 1995". We will therefore not attempt to analyze the Company's present performance by comparing the 1999 third quarter report to performance in the present reporting period. Rather, we will state the results of operations for the current quarter only.

Balance Sheet

For  this  reporting  period, the Company  had  total  assets  of
$305,059, including current assets of $12,572 cash, $99,054 of accounts receivable, and $6,429 of Internet domain names,
representing        76        domain       names        including
"www.GlobalOnlineIndia.com",                  "www.GOLIndia.com",
"www.GlobalIndianFoods.com, and "www.GlobalIndiaTV.com; fixed assets of $103,686 in computer hardware equipment, furniture and fixtures; $83,313 in software development costs; and other assets of 5,000 shares in common stock of USA Global Link, Inc. with a par value of $0.01.

The Company has current and long-term liabilities of $338,009 consisting of an intercompany payable to USA Global Link, Inc. of $268,161 incurred by the Company in operating expenses such as salaries, consulting fees, and marketing costs, $1,271 of accrued expenses for various services, $24,927 of short-term capital leases for computer equipment, $315 of deferred short-term revenue, and $43,650 of long-term capital leases for computer equipment.

The Company has a deficit of $32,950 consisting of $500,043 in common stock (50,004,955 shares at a par value of $0.01), $157,578 in additional paid-in capital, and $690,571 in current accumulated deficit. Total liabilities and equity equal $305,059.

Statements of Operations

The Company began operations of its meta-hub at "www.GOLIndia.com" at the beginning of July 2000, and did not begin generating revenues until late August. Therefore, approximately 98% of reported revenues for this quarter were generated in September 2000.

Revenues in the quarter total $101,228, consisting of $153 in advertising and affiliate revenue, $4,712 in telecommunications revenue, and $96,363 product trade revenue. Cost of revenues was $100,195 for the same period.

Operating expenses were incurred throughout the entire quarter and totaled $163,287. Interest expense totaled $7,005 related to web servers and peripheral computer equipment, and taxes totaled $1,332 for sales tax on the aforementioned web servers. Net loss after taxes was $169,259 for the quarter.

In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

Subsequent Events

None.

Year 2000 Computer Problem

The Year 2000 or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Company's experienced no Y2K problems during the reporting period ending September 30, 2000 and operations have not been affected by this potential computer problem.

Plan of Operations

The Company has begun operations of its online business-to-business (B2B) and business-to-consumer (B2C) e-commerce services for Indian residential and business customers and for the Indian expatriate population around the world at the Indian meta-hub "www.GOLIndia.com", and intends to begin offering Internet access and network services, such as application service provider (ASP) services, through its ownership in GOL India ISP. The Company's meta-hub, Internet access and network services are designed for use by the projected 8.0 million residential and business Internet users throughout India and by the more than 20.0 million Indian expatriates around the world.

It is anticipated that the Company will need an infusion of capital within the next three months to successfully implement its plan of operation. The most likely method available to it for raising such capital would be the private sale of its securities or borrowing from either a commercial or private lender. It is unlikely that it could make a public sale of securities within this period. There can be no assurance, however, that the Company will be able to obtain this funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

In addition to the above, factors that may affect the successful implementation of this plan of operations include a slow down in the growth of Indian e-commerce and Internet use, a significant increase in competition for Internet products and services in India, a breakdown in security of online transactions and the transmittal of confidential information over the Internet, and the consequences of regulations and foreign state or federal laws.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter for which this report is filed.

The Board of Directors of the Company and a majority of the shareholders approved to change the name of the Company to Global Online India, Inc. by consent on July 14, 2000. USA Global Link, Inc. owns 47,250,000 of shares of common stock of the Company, which represents approximately 94.5 percent of the total number of outstanding shares of the Company eligible to vote. The Company has filed with the Securities and Exchange Commission a Definitive 14(c) Information Statement on July 28, 2000, notifying shareholders of the proposed name change. These filings are fully incorporated by reference into this 10-QSB filing.

ITEM 5.  OTHER INFORMATION

On October 10, 2000, the Company's Board of Directors voted unanimously to appoint William M. Gruzynski to the Board of Directors. With the election of Mr. Gruzynski, the total number of directors of the Company is seven.

Mr. Gruzynski is the Chairman and Founder of the Emerald Group of Companies (EGC), which include Emerald Market Systems, Inc., a company delivering technological innovations to the financial industry, and Emerald Asset Management, Ltd., which concentrates on alternative investment solutions including hedge funds and managed futures programs. Mr. Gruzynski is a senior partner with Hillcrest Partners, a commodity futures and options consulting firm founded in 1980, through which Mr. Gruzynski has advised Asian and European banking interests.

From 1983 until 1991 he held a membership on the Chicago Mercantile Exchange. During this period, Mr. Gruzynski executed trades on behalf of some of the largest hedge funds, commodity trading advisors, and investment institutions in the world, served on numerous exchange committees and was appointed Vice-Chairman of the S&P 500 pit and IOM Divisional Vice-Chairman, and served as a director of the Commodity Futures Political Fund, providing leadership and oversight on behalf of this committee.

Mr. Gruzynski is a member of the Board of Advisors and a lecturer and instructor in the Financial Markets and Trading Program at the Illinois Institute of Technology's Stuart School of Business. He is also on the Board of Directors of various companies and organizations, including: Inverness Development, a real-estate development company; Victoria Farms, an agricultural concern; Michael Alexander Foundation, a charitable organization helping youth in America, and the Schaumburg Park Foundation. Mr.
Gruzynski served as Special Liaison to the Director of the Cabinet under the Reagan Administration, and received a Bachelor of Science degree in Biology and Chemistry from Northern Illinois University in 1974.

On October 10, 2000, the Company's Board of Directors voted unanimously to form an Audit Committee, and appointed David
Morgan, Marc Freeman, William Gruzynski and Christopher

Hartnett to such Committee, with David Morgan to serve as the Chairman of the Audit Committee.

On October 10, 2000, the Company's Board of Directors voted unanimously to form a Compensation Committee, and appointed William Gruzynski, Larry Chroman and Christopher Hartnett to such Committee, with William Gruzynski to serve as Chairman of the Compensation Committee.

The Company has filed with the Securities and Exchange Commission a Preliminary 14(c) Information  Statement  on
July  18,  2000 and a Definitive 14(c) Information  Statement  on
July  28, 2000, notifying of the proposed name change.
These filings are fully incorporated by reference into this 10-QSB filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company has filed with the Securities and Exchange Commission a Form 8-K on July 17, 2000, a notice of the acquisition of GOL India.com, Inc., and a Form 8-K/A on August 10, 2000 with a change in the Company's certifying accountants, financial statements, pro forma financial information and exhibits. These filings are fully incorporated by reference into this 10-QSB filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ONLINE INDIA, INC.

Dated: November 13, 2000

By: /S/ Lee Fergusson, President