Form 10KSB
period 2000-12-31
GLOBAL ONLINE INDIA INC
filed 2001-03-28
CIK 32866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-KSB


    [x] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the fiscal year ended December 31, 2000


  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

     For the transition period from __________ to __________


                Commission File Number: 000-11225


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

   Securities registered pursuant to section 12(b) of the Act

                              None

Securities to be registered pursuant to section 12(g) of the Act

                  Common Stock, $0.01 par value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 6, 2001, 50,005,655 shares of Common Stock of Registrant were issued and outstanding. The aggregate market value of the shares held by non-affiliates of Registrant (based upon the closing price of the Registrant's Common Stock on March 6, 2001 of $5.87 per share) was approximately $16.36 million.

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

SC 14F-1 Information Statement filed on June 26, 2000, notice to shareholders of change in majority of directors, Part IV, Item 1.

SC 14F-1/A Information Statement filed on June 26, 2000, notice to shareholders of change in majority of directors, Part IV, Item
2.

Form 8-K filed on July 17, 2000, a notice of the acquisition of GOL India.com, Inc., Part IV, Item 3.

Definitive 14(c) Information Statement filed on July 28, 2000, notifying shareholders of proposed name change, Part IV, Item 4.

Form 8-K/A filed on August 10, 2000 with a change in the Company's certifying accountants, financial statements, pro forma financial information and exhibits, Part IV, Item 5.

Form 8-K filed on August 24, 2000 notification of name change, CUSIP number and stock ticker symbol, Part IV, Item 6.

                        Table of Contents


Part I                                                                    Page

Item 1.  Description of Business....................................       4

Item 2.  Description of Property....................................       8

Item 3.  Legal Proceedings..........................................       8

Item 4.  Submission of Matters to a Vote of Security Holders........       8


Part II

Item 5.  Market for Common Equity and Related Stockholder Matters...       9

Item 6:  Management's Discussion and Analysis or Plan of Operation..      10

Item 7.  Financial Statements.......................................      12

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................   12


Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...........     13

Item 10.  Executive Compensation.....................................     16

Item 11.  Security Ownership of Certain Beneficial Owners and Management. 16

Item 12.  Certain Relationships and Related Transactions................. 17


Part IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K 19

Part I

Item 1.  Description of Business

(a)   Business Development

Global Online India (the "Company" or "Registrant"), founded as Energetics, Inc., was incorporated in the state of Delaware on August 2, 1982. From inception to January 1, 1995, the Company was engaged in the business of exploration, development and production of oil and natural gas. The Company discontinued operations on January 1, 1995 and remained in development stage until July 1999.

In July 1999, Jordan Smith, the sole remaining director of the Company, appointed John Chymboryk to serve as director and President of the Company; Mr. Smith subsequently resigned. In connection with his activities, Mr. Chymboryk reviewed the historical documents of the Company and determined that certain actions were necessary to position the Company to seek out business opportunities.

In September 1999, the Company entered into an agreement with Milagro Holdings, Inc., a Delaware corporation, in which Milagro agreed to advance funds to the Company in exchange for equity securities (details of this agreement are provided in Part III,
Item 12. Certain Relationships and Related Transactions). Mr. Chymboryk determined that the Company's Delaware corporate charter had been revoked, and was able to reinstate the Company in early November 1999. However, in the interim, another Delaware corporation had taken the name Energetics, Inc., so Mr. Chymboryk procured reinstatement under the name, ENG Enterprises, Inc.

In addition, the Company's CUSIP number was changed from 292929106 to 268741105, its symbol on the NASD OTCBB was changed from "EJTX" to "ENEI", it was assigned a new Employer
Identification Number by the IRS, and it changed stock transfer agent from AST in Colorado to Interwest Transfer Company in Salt Lake City, Utah. Concurrent with these changes, Mr. Chymboryk caused the financial information of the Company to be brought current, and engaged counsel to file the Company's periodic reports with the Securities and Exchange Commission ("SEC") so that the Company was current in its filings. Mr. Chymboryk also negotiated settlements for approximately $2.3 million in outstanding notes and debt obligations of the Company with former directors and officers, and obtained conversion agreements for the Company's outstanding Preferred Stock. From 1999 to June, 2000, the Company was considered a "shell" company, and its only business purpose was to locate and consummate a merger or acquisition with a private entity.

On July 14, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with GOL India.com, Inc. ("GOL India") to purchase 100% ownership of GOL India in exchange for Common Stock of the Company. GOL India, a Delaware corporation incorporated on April 20, 2000, is part of the Global Online strategy of USA Global Link, Inc. to build an international e-commerce meta-hub, and was established to provide e-commerce services and e-business solutions to consumers and businesses in India and around the world through its wholly-owned subsidiary GOL India Portal Private Limited ("GOL India Portal"), a New Delhi-based Indian company, and Internet access and web hosting services to residential and business customers through a 49% ownership in GOL India ISP Private Limited ("GOL India ISP"), a New Delhi-based Indian company incorporated on March 12, 1998. Details of this Agreement have been presented in Form 8-K, filed on July 17, 2000, and are incorporated by reference.

(b)  Business of Issuer

Global Online India is a provider of e-commerce services and e-business solutions to the approximately 5.5 million Internet users in India and the approximately 20 million Indian expatriates around the world through its online hub at "www.GOLIndia.com". Our hub links residential and business users in India to international goods and services under one global brand, and links the approximately 220 million Internet users around the world to Indian commerce, culture and lifestyle.

The Company provides hub services-such as B2B trade exchanges for businesses, telecom services, and B2C shopping and lifestyle services for consumers-through GOL India Portal, and plans to provide Internet access, web-hosting and other advanced telecommunications services to residential and business customers through GOL India ISP.

The hub currently provides a range of business services, including auctions in categories like agriculture, apparel, automotive, chemicals and construction; a loan finding service; Indian rail, air and movie tickets; online insurance and credit card applications; access to online medical and legal services; and access to web stock market information. General services for end-users and small businesses include news, chat, Bollywood, e-greetings, sports, stock information, auctions, classifieds, yellow and white pages, and jobs. A unique feature of our site is its range of telecommunications services, such as instant call, global phone cards and discounted international calling packages.

GOL India ISP is the holder of a national Category "A" ISP license for India, which authorizes the company to provide Internet access and related ASP services through 108 points-of-presence ("PoPs") located in every major city of India. GOL India ISP has also signed a Memorandum of Understanding with Uttar Pradesh Development Systems Corporation Limited (UPDESCO) to provide Internet access, web hosting and other Internet-related e-services to the state government of Uttar Pradesh. This government-owned corporation serves the state of Uttar Pradesh, the largest of 29 states in India, with a population of approximately 170 million.

We are affiliated with Global Online (GOL), an international online hub at "www.GlobalOnline.com". GOL is the global gateway to international life and world trade, providing access to advanced services to customers around the world through approximately 5,000 web sites and portals.

Industry Overview

The number of Internet users worldwide is expected to grow from approximately 140 million in 1998 to 400 million in 2002. The increasing number of personal and corporate computers linked to the Internet, advances in network design and deployment, increased availability of applications, the emergence of significant online content, and faster and inexpensive access are expected to fuel rapid Internet growth and e-commerce adoption for the foreseeable future.

Moreover, companies are increasingly turning to the Internet for functions essential to their core businesses, including sales force automation, customer relationship management and retention, and supply chain management. This new Internet-based arena for business is called "e-business". The Internet also presents a compelling revenue and profit opportunity for businesses by enabling them to reduce operating costs, access valuable information and extend their reach into new markets.

Hoovers predicts that the number of personal and network computers installed in India will grow from 1.9 million in 1999 to 8.2 million in 2002. Similarly, Indian Internet users will increase from approximately one million in 1999 to 36 million in 2002 and leaps to 70 million in 2003, according to the Goldman Sachs Asia Internet Report. The rate of Indian users accessing the Internet is presently growing at approximately 154% per year. Forrester Research and Goldman Sachs estimate that revenue from B2B e-commerce worldwide will grow from approximately $40 billion in 1998 to $1.5 trillion in 2003. The Indian Market Research Bureau predicts that the Indian e-commerce market will exceed $11.9 billion by 2001, up from just $3.8 million in 1998.

Target Customers

Our target customers for telecommunications services and B2B/B2C e-commerce and e-business services are the approximately 5.5 million Indian Internet users and 20 million Indian expatriate Internet users. As of this date, the majority of users in India are Internet and tech-savvy males between the ages of 18 and 45. This demographic is expected to shift in the next two years to a more broad-based representation of the Indian middle class, with more women, businesses, and government users gaining access to the Internet. Schools, colleges, and other industry sectors are expected to follow.

We intend to shift our software applications, marketing, sales and content management and presentation to meet this growing demand. Our target customers for Internet access, ASP and broadband and gateway services are the 3.2 million small- and medium-sized enterprises, resellers and telecom companies located in the 50 largest cities of India.

Sales and Marketing Plan

As we continue to penetrate the e-commerce, ISP and ASP markets in India, we intend to build customer traffic and loyalty through conventional marketing and sales methods as well as online strategies, using a combination of direct marketing, face-to-face sales calls and business partnerships. We intend to build our brand and acquire customers in India via a number of tactics, including:

  1)   Online and offline media advertising and promotions;
  2)   Cyber Cafe points-of-sale promotions;
  3)   Trade shows;
  4)   Internet software and hardware training seminars;
  5) Public relations campaigns in the Indian and Indian expatriate press;
  6) Partnerships with professional associations, trade groups, and political and religious organizations; and

  7) A network of sales agents trained to sell and service our telecom services offering.

We may not, however, be able to utilize all these tactics or may decide that other tactics will be more productive.

A direct marketing campaign using direct mail, telemarketing and e-mail will be used to generate qualified leads for GOL India's sales representatives. We intend to deploy 1,000 sales representatives in India by the year 2003, securing subscribers through direct sales calls. These representatives will be a combination of employees and independent sales agents. We have just begun to recruit independent sales agents, and we have just begun our marketing campaign.

Products and Services

There are two main revenue streams planned in our business model:
Hub Services and Network Services.

The principal Hub Services planned are:

  1) Telecom services (e.g., Instant Call with conferencing, Instant Hotline, phone cards, and PC-to-phone);
  2) B2B trade and surplus exchange hubs (e.g., computers, household goods, and books);
  3) B2C online stores (e.g., DVDs, videos, and food and groceries);
  4) Advertising, promotions and sponsorships (e.g., opt-in newsletters, site advertising, banner CPM and CPC, link CPM and CPC, and text CPM and CPC); and
  5) Member Services.

The principal Network Services planned are:

  1) Internet access for residential, business, government and cyber cafe users;
  2) Wholesale broadband and gateway services for ISPs and telecom providers (e.g., VPNs, FoIP, VoIP, wireless paging, and unified messaging); and
  3) Wholesale ASP, ERP and OSS services for medium-sized business and large corporations (e.g., web hosting; security, encryption and authentication services; firewall and real-time data management; sales force automation, and customer relations management software).

The Company has the necessary approvals, licenses and such to provide its principal products and services in India. There can be no assurance, however, that the newly deregulated market or regulatory changes anticipated by the Government of India will continue.

The   Company  currently  employees  three  staff  in  the   U.S.
(supported by approximately 30 staff employed directly by the Company's majority shareholder, USA Global Link), and four staff in New Delhi, India.

(c)   Reports to Security Holders.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange
Commission.   You  may read and copy any reports,  statements  or
other information the Company files at the SEC's public reference room at 450 Fifth Street N.W., Washington, D.C. 20549, or on the Securities and Exchange Commission's web site, http://www.sec.gov.

These reports are also available on the Company's web site, http://www.GOLIndia.com, under "Investor Relations". You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. You may also obtain copies of filings the Company has made with the SEC directly from the Company by requesting them in writing.

Item 2.  Description of Property

The Company does not own any real property. However, the Company does own certain furniture, fixtures, and computer hardware and software valued at $14,552. The Company also holds equipment under capital lease valued at $101,468. The Company holds an investment of 5,000 shares of Common Stock in USA Global Link, Inc., which was contributed to the Company by its Parent.

Item 3.  Legal Proceedings

The Company was not involved in any legal proceedings during the period for which this report is filed.

On January 26, 2001, the Company was served notice of a complaint filed in the Third Judicial District Court in Salt Lake County by Robert Gosman and Double B Investments regarding certain claims made against the Company. Gosman and Double B Investments allege that certain promises made by a former Director of ENG Enterprises, Inc. to certain shareholders at the time they converted their Preferred B shares have been broken, and that the present Company is in some way liable. The Company intends to contest these allegations forcefully, however the extent of potential costs to defend this action and/or any adverse settlements against the Company are as yet unknown. The Agreement and Plan of Reorganization signed on June 12, 2000 between ENG Enterprises and GOL India.com, Inc. indemnifies the Company against such potential actions.

Legal counsel for the guarantors under this Agreement has informed the Company that they have reached an agreement with the Plaintiffs for the settlement of this lawsuit without cost to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

The Board of Directors of the Company and a majority of the shareholders approved to change the name of the Company to Global Online India, Inc. by consent on July 14, 2000. USA Global Link, Inc. owns 47,288,300 of shares of Common Stock of the Company, which represents approximately 94.6% of the total number of outstanding shares of the Company eligible to vote. The Company filed a Definitive 14(c) Information Statement on July 28, 2000, notifying shareholders of the name change. No other matter was submitted to a vote of security holders during the period for which this report is filed.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Market Information.

The principal market where the Company's common equity is the NASD OTC Bulletin Board, trading under the symbol "GOLX".

The following table presents, for the respective periods indicated, the prices for the Company's Common Stock in the over-the-counter market as reported by NASD's OTC Bulletin Board. The high-low prices represent publicly reported inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transaction prices. The high-low prices for the fiscal year ended December 31, 2000 reflect the effect of the 200% stock dividend paid on August 17, 2000 as if it had been paid on January 1, 2000.

                                        High Price       Low Price

Fiscal Year Ended December 31, 1999        0.12             0.00

Fiscal Year Ended December 31, 2000

          First   Quarter             Reliable Data    Reliable Data
                                       Unavailable      Unavailable
          Second Quarter                 $ 3.00            $0.50
          Third  Quarter                 $10.00            $0.66
          Fourth Quarter                 $10.50            $5.75

(b)   Holders.

Approximately 700 shareholders of record of the Company's Common Stock held certificates representing shares in their own name as of December 31, 2000, and we estimate approximately 1,250 beneficial shareholders of the Company's common stock hold certificates in "street name" by a broker or dealer. Approximately 90 brokers or dealers hold 47 certificates in the name of CEDE & Co., which represent approximately 350,000 shares of Common Stock of the Company.

(c)   Dividends.

There have been no cash dividends paid by the Company on its Common Stock. The Company intends to retain its earnings for its business use and, therefore, does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.

The Board of Directors of the Company approved a two hundred percent (200%) Common Stock dividend on July 14, 2000, effective August 17, 2000. The stock dividend was approved on a pro-rata basis to all existing shareholders of the Company's Common Stock as of July 28,

2000 through the issuance of two (2) shares of Common Stock for each outstanding common share of the Company.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

(a)  Plan of Operation.

The Company has begun operations of its online business-to-business (B2B) and business-to-consumer (B2C) e-commerce services for Indian residential and business customers and for the Indian expatriate population around the world at the Indian hub "www.GOLIndia.com", and intends to begin offering Internet access and network services, such as application service provider (ASP) and Enterprise Resource Planning (ERP) services, through its ownership in GOL India ISP. The Company's meta-hub, Internet access and network services are designed for use by the projected 70 million residential and business Internet users throughout India and by the approximately 20 million Indian expatriates around the world.

In the next 12 months, the Company will focus on continuing to build the range of e-commerce and telecom services available on its meta-hub. Product research and development will center on new IP-based telecom services, which are set-up and transmitted via either the public Internet or on the network of an out-sourced telecommunications carrier. These services may include Fax-over-IP (FoIP), Voice-over-IP (VoIP), unified messaging, Instant Call Direct, and Instant Web Link.

The Company expects to begin expansion of its IP-based voice, data and messaging network in India in 2001. The Company anticipates that by December 2001, it will have deployed a minimum of 10 PoPs (points-of-presence) in the largest cities of India. In order to accomplish this goal, the Company will further invest in both telecom and computer equipment (such as web servers, database servers, and routers) and select software packages. The Company expects that this equipment will be capitalized. The Company projects that its employees will grow from its current level of seven to approximately 30 by December 2001.

The Company is currently dependent on its majority shareholder for its operating funds. It is anticipated that the Company will need an infusion of capital within the next three months to successfully implement its plan of operation. The most likely method available to it for raising such capital would be the private sale of its securities or borrowing from either a commercial or private lender. It is unlikely that it could make a public sale of securities within this period. There can be no assurance, however, that the Company will be able to obtain this funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

(b) Management's Discussion and Analysis and Results of Operations.

General

The   following  discussion  and  analysis  should  be  read   in
conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-KSB.

This Report in general and this discussion in particular may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company, its management or Board of Directors; (c) statements of future economic performance; (d)
statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

The Company has an authorized 80,000,000 shares of Common Stock at a par value of $.01 and 10,000,000 Preferred Stock at a par value of $1.00.

Balance Sheet

At December 31, 2000, the Company had total assets of $607,674, including $24,013 of cash, $418,788 of accounts receivable, and $6,076 of Internet domain names, representing 76 domain names including "www.GlobalOnlineIndia.com", "www.GOLIndia.com",
"www.GlobalIndianFoods.com, and "www.GlobalIndiaTV.com; fixed assets of $82,549 in computer hardware equipment, furniture and fixtures; $76,243 in software development costs; and, as other assets, 5,000 shares in common stock of USA Global Link, Inc. par value of $0.01. USA Global Link is a privately held company.

The Company has current and long-term liabilities of $744,560 consisting of an intercompany payable to USA Global Link, Inc. of $678,461 incurred by the Company in operating expenses such as salaries, consulting fees, and marketing costs, $3,469 of accrued expenses for various services, $25,706 of short-term capital leases for computer equipment, and $36,924 of long-term capital leases for computer equipment.

The Company has a deficit of $136,886 consisting of $500,057 in common stock (50,005,655 shares at a par value of $0.01), $162,919 in additional paid-in capital, and $799,862 in current accumulated deficit. Total liabilities and equity equal $607,674.

There is no meaningful comparison with the previous year and so none is given.

Statements of Operations

The Company filed a Form 10-QSB for the period ending December 21, 1999 on April 4, 2000. This Form, filed under the name ENG Enterprises, Inc., stated in its "Management Discussion and Analysis or Plan of Operation" that ENG "is considered a development stage company with no assets or capital and with no operations or income since approximately 1995". We will therefore not attempt to analyze the Company's present performance by comparing its results of operations in 2000 to its performance in 1999. Rather, we will state the results of operations for 2000 only.

The Company began operations of its online hub at "www.GOLIndia.com" at the beginning of July 2000, and did not begin generating revenues until late August, 2000. Revenues for the period ending December 31, 2000 total $435,519. Cost of revenues was $429,819 for the same period. Operating expenses totaled $463,336; interest expense totaled $8,864 related to web servers and peripheral computer equipment; net loss after taxes was $466,500 for the period. In the opinion of management, inflation has not had a material effect on the operations of the Company.

During the period from April 20, 2000 (date of inception) to December 31, 2000, revenues from one customer were $417,550, which represents approximately 96% of total revenues. Accounts receivable from this customer amounted to $417,550 at December 31, 2000.

Year 2000 Computer Problem

The Year 2000 or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Company experienced no Y2K problems during the reporting period ending December 31, 2000, and operations have not been affected by any such computer problem.

Item 7.  Financial Statements

The financial statements of the Company are set forth in Part IV,
Item  13: Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

Item  8.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosures.

PART III

Item  9.   Directors, Executive Officers, Promoters  and  Control
Persons; Compliance with Section 16(a) of the Exchange Act

(a) The following table sets forth as of March 6, 2001, the name, age, and position of each director and executive officer of the Company, and the term of office of each director and executive officer.

Name                    Age  Position                 Director of Officer Since

Christopher W. Hartnett 47   Chairman of Board          Since July 14, 2000 to present
Prakash Srivastava      45   Vice Chairman
                             and Director               Since July 14, 2000 to present
Anthony Santelli        61   Chief Executive Officer    Since July 14, 2000 to present
Larry Chroman           49   International President
                             and Director               Since July 14, 2000 to present
Lee C. Fergusson        46   President, Chief Operating
                             Officer and Director       Since July 14, 2000 to present
Avanish Pande           28   President of
                             Portal Services            Since July 14, 2000 to present
Marc Freeman            49   Director                   Since July 14, 2000 to present
David Morgan            66   Director                   Since July 14, 2000 to present
William M. Gruzynski    48   Director                   Since October 10, 2000 to
                                                        present

Christopher W. Hartnett, Ph.D., Chairman of the Board of Directors, is the founder of Global Online India, and has been the Chairman of the Board of Directors of USA Global Link and its predecessor since it was founded in 1992. Dr. Hartnett founded International Gemstone Corporation and International Gemstone Partners, one of the first limited partnerships for investment-grade gemstones, and was active in the investment gemstone industry from 1979 through 1994. From 1983 to 1990, he was a member of the Chicago Mercantile Exchange, specializing in international currency arbitrage and futures on the S&P 500 Index for his own account. Dr. Hartnett was a founding member of the International Resale Council of the Telecommunications Resellers Association, which is responsible for developing and enforcing sound and ethical business practices in the international telecommunications industry. In 1997 he was chosen to represent the United States government as a member of the United States delegation to the International Telecommunication Union in Geneva, Switzerland. In 1996 Dr. Hartnett received the Entrepreneur of the Year Award sponsored by Ernst & Young, USA Today, and the NASDAQ Stock Market.

Prakash Srivastava, Vice Chairman, is the Chairman of GOL India ISP Private Limited, a New Delhi-based Internet Service Provider and a 49% owned company of Global Online India, since 1998. From 1987 to the present, he served as Chief Executive Officer of MAP (India), an export company engaged in the manufacture and export of Ayurvedic and herbal preparations. Mr. Shrivastava is a Director of MHDFC Private Limited, a company incorporated in India to provide housing loans. MHDFC commenced business operations in 1997, and has been approved by National Housing Bank (NHB) a subsidiary of the Reserve Bank of India and the Central Board of Direct Taxes, India. Since 1997, Mr. Shrivastava has been the director of a company engaged in the development and construction of housing complexes, townships, colonies, and residential and commercial buildings. In 1999, he acquired the controlling interest in Trans Bharat Aviation Private Limited, which is an air taxi operator. Mr. Shrivastava is on the board of various corporations involved in the manufacture of natural herbal products, the development of computer software, training in computer science, the manufacture of pollution-free vehicles, and printing and publishing.

Anthony (Tony) Santelli, Chief Executive Officer, has been the Executive Vice Chairman of USA Global Link since 1999. Mr. Santelli was General Manager of IBM's Printing Systems Company, responsible for the worldwide P&L of the $2.0 billion integrated division until 1999. Mr. Santelli was directly responsible for hardware and software development, marketing, direct and channel sales, manufacturing, service, supplies and professional services, and he restructured the business that delivers e-business solutions to the new growth market segments. From 1995 until 1997, he held the position of General Manager, Product & Brand Management, IBM Personal Computer Company, with responsibility for worldwide product development, marketing and brand management for the ThinkPad mobile products, IBM's commercial desktop systems and the after-market business of features and options. In this position he was accountable for worldwide market share, customer satisfaction and the P&L performance of these brands representing $10 billion revenue.

Larry Chroman, International President and Director, has been the International President of USA Global Link since November 1997, and was President of USA Global Link and its predecessor from June 1995 until November 1997. From 1992 to 1995, he was Vice President/Investments at Surya Financial, Inc. and managing partner at Zimmerman Capital Group, private investment banks. Mr. Chroman was responsible for the consummation of a wide range of investment transactions involving stock, bond and real estate investments focusing on start-up technology companies.

Lee Fergusson, Ph.D., President and Chief Operating Officer and Director, has been the President and Chief Operating Officer of USA Global Link since March 1999. Prior to assuming his present positions, he was Vice President of International Business Development and Managing Director of Major Accounts. Before joining USA Global Link in 1996 he specialized in business and administrative process reengineering and object-oriented analysis and design for Object Discovery Corporation, Inc. He has served as a consultant and advisor to private organizations in Australia, Cambodia, Indonesia, the Philippines and Thailand. Dr. Fergusson was a Director of the European Competitive Telecommunications Association (ECTA) and Chairman of its Internet Committee from 1998 to 1999, and is currently on the Board of Advisors of INOMY, New Delhi.

Avanish Pande, President of Portal Development, has held the position of Senior Vice President of USA Global Link since January 2000. Previously, he held the positions of Director of Business Development, Senior Financial Analyst, Project Manager, and Database Analyst at USA Global Link. Before joining USA Global Link in November 1997, he worked as Financial Analyst at Telegroup, Inc., a telecommunications company, from January 1997 to November 1997. Mr. Pande began his career as Manager of Finance at Tata Finance Ltd. (part of the $30 billion Tata Group) in April 1995.

Marc Freeman, Director, has been President of Special Operations at USA Global Link since January 2000, and was Vice President of Sales from January 1998. Before joining USA Global Link, he was President of Polardreams International, an international import and manufacturing company. From 1984 to 1992, he was President of Tarsha International, an international consumer products company. From 1973-1984, Mr. Freeman was with Coffee Imports International, an international trading firm, holding positions ranging from sales manager to Vice President International Sales.

David Morgan, Director, has been a Director of USA Global Link since February 1999. From 1997 until his retirement in May of 1998, Mr. Morgan held the position of Chairman of M&G Group, PLC, a leading London-based investment company. From 1994 to 1997, he held the position of Managing Director of M&G Group, PLC. From 1990 to 1994 Mr. Morgan served as Managing Director of M&G Limited. During this time, he was appointed to the Board of
Directors of M&G Group, PLC. Between 1988 and 1990, he was Director in charge of Pension Fund Investments for M&G Group, PLC.

William M. Gruzynski, Director, is the Chairman and Founder of the Emerald Group of Companies (EGC), which include Emerald Market Systems, Inc., a company delivering technological innovations to the financial industry, and Emerald Asset Management, Ltd., which concentrates on alternative investment solutions including hedge funds and managed futures programs. Mr. Gruzynski is a senior partner with Hillcrest Partners, a commodity futures and options consulting firm founded in 1980, through which he has advised Asian and European banking interests. Mr. Gruzynski is a member of the Board of Advisors and a lecturer and instructor in the Financial Markets and Trading Program at the Illinois Institute of Technology's Stuart School of Business. He is also on the Board of Directors of various companies and organizations, including: Inverness Development, a real-estate development company; Victoria Farms, an agricultural concern; Michael Alexander Foundation, a charitable organization helping youth in America, and the
Schaumburg  Park  Foundation.  Mr. Gruzynski  served  as  Special
Liaison  to  the  Director  of  the  Cabinet  under  the   Reagan
Administration.

(b) Other than the above directors and executive officers, there are no other significant employees who are expected by the Company to make a significant contribution to the business.

(c) There are no family relationships among any directors, executive officers, or persons nominated or chosen by the Company to become a director or executive officer.

(d) To the best of our knowledge, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

  (1) Any bankruptcy petition by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  (2) Any conviction in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

  (4) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

The Company knows of no person, who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3 and 4 furnished to the Company under Rule 16(a)-3(d) during its most recent fiscal year, other than disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

Those parties who became Reporting Persons in July 2000 were unaware at the time of their reporting responsibilities with regard to Form 3. USA Global Link, as the majority shareholder of the Company, did disclose all stock holdings in a series of information statements and notices filed in a timely manner with the SEC from July 17 to August 24, 2000. On or about October 31, 2000, all individuals who became Reporting Persons in July 2000 filed Forms 3, and the holdings of these Reporting Persons have not changed since that time. William Gruzynski became a director of the Company on October 10, 2000, and submitted his Forms 3 and 5 in March, 2001. USA Global Link has filed all Forms 3, 4, and 5 in a timely manner since October 2000.

Item 10.  Executive Compensation

The Company's directors received no compensation or cost reimbursement for attendance at board meetings. Other than the executive officer reported in the table below, the Company's executive officers received no salary, bonus or cost reimbursement from the Company in 2000.

                                       Annual Compensation               Long-Term Compensation

Name and                                                   Other      Restricted   Securities
Principal                                                  Annual       Stock      Underlying    LTIP
Position                     Year    Salary     Bonus   Compensation    Award(s)  Options/SARs   Payout
Avanish  Pande               2000    $60,000     0.0        0.0           0.0         0.0        0.0
President of Portal Services

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth as of March 6, 2001, the name and the number of shares of the Company's Common Stock held of record or beneficially owned by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title       Name and Address        Amount and Nature of   Percentage
of Class   of Beneficial Owner      Beneficial Ownership  (1) of Class

Common    USA Global Link           47,288,300 (D)            94.6
Common    Christopher Hartnett          17,700 (D)             0.0
                                        20,000 (I)(2)          0.0
Common    Prakash Srivastava                 0                 0.0
Common    Tony Santelli                 20,000 (I)(2)          0.0
Common    Larry Chroman                    600 (D)             0.0
                                        20,000 (I)(2)          0.0
Common    Lee Fergusson                 19,998 (I)(2)          0.0
Common    Avanish Pande                 10,000 (I)(2)          0.0
Common    Marc Freeman                  20,000 (I)(2)          0.0
Common    David Morgan                       0                 0.0
Common    William Gruzynski                300 (I)             0.0

Common    All Officers and Directors
          As a Group (9 persons)       128,598                0.03

(1)   Indirect and direct ownership are referenced by an  "I"  or
  "D",   respectively.   All  shares  owned  directly  are  owned
  beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Common Stock received from the controlling interest of the Company's majority shareholder.

Item 12.  Certain Relationships and Related Transactions

In September 1999, the Company entered into an Interim Funding Agreement ("Interim Agreement") with Milagro Holdings, Inc. ("Milagro"), a Delaware corporation and unaffiliated entity to the Company, in which Milagro agreed to advance funds to the Company, up to a total of $75,000, in exchange for equity securities priced at $0.0025 per share. At December 31, 1999, the Company had received approximately $60,000 under this agreement, in exchange for a total of 24,000,000 shares of Common Stock to Milagro for conversion of the funds advanced at December 31, 1999. The breakdown of the amounts advanced by Milagro is outlined below.

Certain principal shareholders signed proxies giving their voting rights to Capital Consulting, Inc., a Utah corporation and an unaffiliated entity to the Company. Robert Mehl and the Mehl Family Limited Partnership granted voting proxies for common and preferred shares totaling 20,219,108 votes, and Jordan and Marsha Smith granted voting proxies for common and preferred shares totaling a minimum of 12,477,236 votes. Capital Consulting assisted the Company in its efforts to locate a suitable business opportunity during 1999-2000.

In December 1999, the above shareholders also agreed to settle certain outstanding debts owed to them by the Company. Robert Mehl and the Mehl Family Limited Partnership signed a Debt Settlement Agreement in the amount of $25,000, and Jordan and Marsha Smith signed a Debt Settlement Agreement in the amount of $10,000, each in exchange for forgiveness of any and all outstanding monies and obligations owed to each by the Company. Funds for the debt settlement were advanced to the Company pursuant to the Interim Agreement by Milagro, an unaffiliated investor.

To secure these funds, the Company issued to Milagro 14,000,000 shares of the Company's Common Stock, at a price of $0.0025 per share. Milagro advanced additional funds to the Company for expenses incurred in connection with the Company's Delaware reinstatement, payments for legal and accounting fees for preparing and bringing current the Company's financial statements and SEC filings, and legal fees in connection with the preparation of filings. The total amount of these advances at December 31, 1999 was $25,000.

To secure these funds, the Company issued to Milagro 10,000,000 shares of the Company's Common Stock, valued at $0.0025 per share, bringing the total number of shares of the Company's Common Stock owned by Milagro to 24,000,000. Taking into account the 1:200 reverse split effected by the Company in March 2000 before the Agreement and Plan of Reorganization signed on June 12, 2000 between ENG Enterprises and GOL India.com and filed in Form 8-K on July 17, 2000, and the cancellation of 60,000 shares of Milagro Common Stock pursuant to the Agreement and Plan of Reorganization, as of March 6, 2001, Milagro thus beneficially owned 180,000 shares of Common Stock of the Company.

USA Global Link, Inc. controls 94.6% of the controlling interest of the Company through its ownership of 47,288,300 shares of Common Stock of the Company.

As discussed in the Notes to the financial statements presented in Part IV, Item 13, the Company has a 49% investment in GOL India ISP. This investment was transferred from the Parent in exchange for common stock of the Company. At that time, it had a net book value of zero on the Parent's books.

The Company also has an investment of 5,000 shares of Common Stock of USA Global Link, Inc., which was contributed to the Company by its Parent. As of December 31, 2000, this investment is recorded at $5.00, which approximates its net book value. It should be noted that the Common Stock of USA Global Link has previously sold for $810 per share.

As disclosed in the consolidated statement of cash flows presented in Part IV, Item 13, USA Global Link transferred assets to the Company with a net book value of $131,102 and paid expenses of $183,519 on behalf of the Company in exchange for Common Stock. In addition, as of December 31, 2000, the Parent has advanced $678,461 to the Company. These advances are non-interest bearing, are unsecured, and have no specific repayment terms.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

The Company has filed with the Securities and Exchange Commission a Form 8-K on July 17, 2000, a notice of the acquisition of GOL India.com, Inc., a Form 8-K/A on August 10, 2000 a notice of a change in the Company's certifying accountants, financial statements, pro forma financial information and exhibits, and Form 8-K on August 24, 2000 a notice of name change, CUSIP number and stock ticker symbol. These filings are incorporated by this reference into this Form 10-KSB Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 27, 2001

By: /S/ Lee Fergusson, President

Consolidated Financial Statements

                  Independent Auditors' Report

Board of Directors
Global Online India, Inc.
(A Majority Owned Subsidiary of USA Global Link, Inc.
  and A Development Stage Enterprise)
Fairfield, Iowa

We have audited the accompanying consolidated balance sheet of Global Online India, Inc. (a majority owned subsidiary of USA Global Link, Inc. and a development stage enterprise) as of
December 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period April 20, 2000 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the management of Global Online India, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Online India, Inc. (a majority owned subsidiary of USA Global Link, Inc. and a development stage enterprise) as of December 31, 2000 and the results of its operations and its cash flows for the period April 20, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Global Online India, Inc. will continue as a going concern. As more fully described in Note 2, although the Company has positive working capital of approximately $414,000, the Company incurred an operating loss during the period of $466,500, has negative cash flow from operations of approximately $644,000 as of December 31, 2000, and its liabilities exceed its assets by approximately $137,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/
Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
February 27, 2001

                    Global Online India, Inc.

      (A Majority Owned Subsidiary of USA Global Link, Inc.
               and A Development Stage Enterprise)

                   Consolidated Balance Sheet

                        December 31, 2000

Assets
Current assets:
  Cash                                                       $  24,013
  Accounts receivable                                          418,788
Total current assets                                           442,801

Property and equipment, net of accumulated depreciation         82,549

Other assets:
  Software development costs, net of accumulated amortization   76,243
  Internet domain names                                          6,076
  Investments                                                        5
Total other assets                                              82,324

                                                             $ 607,674

Liabilities and Stockholders' Deficit
Current liabilities:
  Current portion of obligations under capital lease         $  25,706
  Accrued expenses                                               3,469
Total current liabilities                                       29,175

Long-term liabilities:
  Obligations under capital lease, net of current portion       36,924
  Payable to USA Global Link, Inc.                             678,461
Total long-term liabilities                                    715,385

Stockholders' deficit:
  Preferred stock; $1.00 par value; 10,000,000 shares authorized;
    no shares issued or outstanding
  Common stock; $.01 par value; 80,000,000 shares
    authorized; 50,005,655 shares issued and outstanding      500,057
  Additional paid-in capital                                  162,919
  Deficit accumulated during development stage               (799,862)
Total stockholders' deficit                                  (136,886)

                                                            $ 607,674

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.

      (A Majority Owned Subsidiary of USA Global Link, Inc.
               and A Development Stage Enterprise)

              Consolidated Statement of Operations

     April 20, 2000 (Date of Inception) to December 31, 2000



Revenues                                               $   435,519

Cost of revenues                                           429,819

Gross profit                                                 5,700

Development stage expense:
  General and administrative                               463,336

Other expense:
  Interest expense                                           8,864

Net loss                                               $  (466,500)


Net loss per common share                              $      (.01)


Weighted average common shares outstanding              49,089,981

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.

      (A Majority Owned Subsidiary of USA Global Link, Inc.
               and A Development Stage Enterprise)

   Consolidated Statement of Changes in Stockholders' Deficit

     April 20, 2000 (Date of Inception) to December 31, 2000

                                  Common  Stock                     Deficit
                                                                  Accumulated
                               Shares                 Additional     During
                            Issued and      Par         Paid-In   Development
                            Outstanding    Value        Capital       Stage         Total
Stock issued for cash, fixed
  assets, leased equipment,
  software development
  costs, and expenses paid
  on behalf of the Company
  (May 2000)                  1,000,000   $   1,000   $    323,259                 $  324,259

Acquisition of company       16,668,771     166,688     10,525,818  $ (10,530,778)    161,728

Recapitalization of
  company                    (1,000,000)     (1,000)   (10,691,506)    10,530,778    (161,728)

Stock dividend of 200
  percent effecting a
  three-for-one stock split  33,336,184     333,362                      (333,362)

Stock issued for services           700           7          5,348                     5,355

Net loss for the period                                                  (466,500)  (466,500)

Balance, December 31, 2000   50,005,655   $ 500,057   $    162,919  $    (799,862) $(136,886)

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.

      (A Majority Owned Subsidiary of USA Global Link, Inc.
               and A Development Stage Enterprise)

              Consolidated Statement of Cash Flows

     April 20, 2000 (Date of Inception) to December 31, 2000


Operating activities
  Net loss                                                $ (466,500)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                           49,447
      Expenses paid by Parent in exchange for common stock   183,159
      Stock issued for services                                5,355
      Increase in accounts receivable                       (418,788)
      Increase in internet domain names                          353
      Increase in accrued expenses                             3,469
  Total adjustments                                         (177,005)
  Net cash used by operating activities                     (643,505)

Financing activities
  Increase in payable to USA Global Link, Inc.               678,461
  Issuance of common stock for cash                            9,998
  Payments on capital lease obligation                       (20,941)
  Net cash provided by financing activities                  667,518

Net increase in cash                                          24,013

Cash at beginning of period                                        0

Cash at end of period                                     $   24,013

Supplemental disclosures of cash flow information and
  noncash financing activities:
    Cash paid for interest                                $    8,864

      Common   stock  was  issued  for  the  following  noncash
  considerations during May 2000:

      Fixed asset                                         $   15,178
      Assets under capital lease                             101,468
      Obligations under capital lease                        (83,571)
      Capitalized software development costs                  90,887
      Internet domain names                                    7,135
      Common stock of Parent                                       5
                                                          $  131,102

    During the period ended December 31, 2000, the Company declared a 200% stock dividend effecting a three-for-one stock split. The effect of this transaction was to increase common stock and increase accumulated deficit by $333,362.

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.

      (A Majority Owned Subsidiary of USA Global Link, Inc.
               and A Development Stage Enterprise)

           Notes to Consolidated Financial Statements

     April 20, 2000 (Date of Inception) to December 31, 2000

1.  Background Information and Affiliated Companies

Global Online India, Inc., formerly ENG Enterprises, Inc. ("ENG"), was incorporated in the state of Delaware on August 2, 1982. From inception to 1995, ENG was engaged in the business of the exploration, development, and production of oil and natural gas. In 1995, ENG ceased operations and remained inactive until July 2000, with its sole activity being the search for a merger or acquisition partner.

GOL India.com, Inc. ("GOL India") was incorporated in the state of Delaware on April 20, 2000 with headquarters located in Fairfield, Iowa. GOL India was established to provide telecommunications, e-commerce services, and e-business solutions to consumers and businesses around the world through its meta-hub and through its 100% owned subsidiary, GOL India Portal Private Limited ("GOL India Portal"), an Indian private limited liability company, as well as Internet access and other network services through its 49% ownership of GOL India ISP Private Limited ("GOL India ISP"), an Indian private limited liability company.

On July 14, 2000, ENG acquired all of the outstanding common stock of GOL India. The consideration given by ENG consisted of the issuance by ENG of 15,750,000 shares of its common stock to USA Global Link, Inc., representing approximately 94.5% of the total outstanding Class A common stock of ENG. For accounting purposes, the acquisition has been treated as a recapitalization of GOL India with GOL India as the acquiror (namely, a "reverse acquisition"). As a result of this acquisition, ENG changed its name to Global Online India, Inc. effective as of August 17, 2000. The consolidated entities will hereinafter be referred to as the "Company" or the "Registrant." The historical financial statements for the period April 20, 2000 to July 14, 2000 are those of GOL India. Pro forma information giving effect to the acquisition as if the acquisition had taken place on April 20, 2000 (the date of inception of GOL India) is not presented as ENG had no revenues or expenses from April 20, 2000 to the date of the acquisition.

The   Company   has  developed  an  Indian-centric  meta-hub   at
"www.GOLIndia.com," providing e-commerce services to the more than one million Indian Internet users and the 20 million Indian expatriates around the world. The Company's meta-hub provides a range of business services such as online forms for Indian taxation, customs, and import/export businesses; a loan finding service; Indian rail, air, and movie tickets; online insurance and credit card applications; online medical and legal advice; and web stock trading and advanced technical analysis, among others. General services for end-users and small businesses include news, chat, Bollywood, e-greetings, sports, stock information, auctions, classifieds, yellow and white pages, and jobs.

The Company is affiliated with Global Online, Inc. ("GOL"), a wholly owned subsidiary of USA Global Link, Inc. GOL operates an international meta-hub at "www.GlobalOnline.com," which is designed to be a global gateway to international life and world trade by providing B2B and B2C e-commerce services on a global basis.

GOL India ISP is the holder of a Category "A" national Internet service provider license allowing it to provide Internet access and network services to every city, state, and region in India. The Company has been issued 98,000 shares of common stock in GOL India ISP that have a par value of $.023 per share. These shares were issued at no cost to the Company. The Company's investment in GOL India ISP is recorded at cost, adjusted for the Company's proportional share of undistributed earnings or losses.

The following is a summary of the financial position of GOL India
ISP  as  of  December  31,  2000.   This  data  is  derived  from
internally  prepared  financial  statements  and  has  not   been
audited:

    Current assets                                   $  5,631
    Total assets                                     $ 10,819
    Current liabilities                              $    243
    Total liabilities                                $ 29,405
    Stockholder's deficit                            $(18,586)

Because the Company has incurred significant costs associated with developing its operations and has just begun to generate revenues, the accompanying consolidated financial statements have been presented as those of a development stage enterprise.

2.  Going Concern

The Company is in the development stage with its principal activity being the development of
e-commerce and telephony services, Internet access, and network services to residential and business customers in India and abroad. Its current activities consist principally of establishing its meta-hub, and developing customers and suppliers. The Company has a loss since inception of $466,500.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Although the Company has positive working capital of approximately $414,000, it has sustained losses since inception and its liabilities exceed its assets by approximately $137,000 as of December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's continued existence is dependent upon its ability to commence profitable operations and to obtain additional equity capital to meet operating cash flow requirements. Management is presently exploring raising additional funds by a capital infusion from USA Global Link, Inc. or a private placement of some of the Company's common or preferred stock.

3.  Significant Customer

During the period from April 20, 2000 (date of inception) to December 31, 2000, revenues from one customer were $417,550, which represents approximately 96% of total revenues. Accounts receivable from this customer amounted to $417,550 at December 31, 2000.

4.  Significant Accounting Policies

The significant accounting policies followed are:

   The consolidated financial statements include the accounts of Global Online India, Inc., GOL India.com, Inc., and its wholly owned subsidiary, GOL India Portal Private Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The  Company extends credit to its customers based on  the customer's  ability to pay.  Based on management's  review
   of   accounts   receivable,  no  allowance  for   doubtful
   accounts is considered necessary.

   Investments in companies in which the Company has less than a 20 percent interest are carried at cost. Investments in jointly owned companies and other investees in which the Company has a 20 to 50 percent interest, but does not exercise control, are carried at cost, adjusted for the Company's proportionate share of its undistributed earnings or losses, and any adjustments due to permanent declines in value.

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

         Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. Advertising expense for the period April 20, 2000 (date of inception) to December 31, 2000 was $211,461. The Company has no direct-response advertising as of December 31, 2000.

         The Company has adopted early Emerging Issues Task Force Bulletin No. 00-2, "Accounting for Web Site Development Costs." This bulletin offers guidance on accounting for the various costs associated with Internet web-site development.

   Generally, the bulletin segregates software development costs into various stages of planning, application and infrastructure development, graphics and content development, and operations. Capitalization of costs begin in the application and infrastructure stage and ends when the web-site is operational. The web-site became operational as of July 1, 2000. These costs are being amortized over three years. Amortization expense amounted to $15,269 for the period April 20, 2000 (date of inception) to December 31, 2000.

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

         Revenues  for  the period April 20,  2000  (date  of
   inception) to December 31, 2000 consist mainly of products sold to customers visiting the Company's Internet meta-hub. The Company recognizes revenues from product sales upon shipment of the product to the customer.

         Basic loss per share (EPS) is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS is not presented because the Company has no dilutive securities.

         Assets transferred by the Parent in exchange for common stock have been valued at the Parent's net book value as of the date of exchange.

5.  Property and Equipment

Property and equipment consist of:

 Office  furniture, fixtures, and computer hardware/software $   14,552
    Equipment held under capital leases                         101,468
                                                                116,020
    Less accumulated depreciation and amortization               33,471

                                                             $   82,549

Amortization for equipment held under capital leases amounted to $30,882 at December 31, 2000.

6.  Investments

As  discussed in Note 1, the Company has a 49% investment in  GOL
India ISP. This investment was transferred from the Parent in exchange for common stock of the Company. At that time, it had a net book value of zero on the Parent's books.

The Company also has an investment of 5,000 shares of common stock of USA Global Link, Inc., which was contributed to the Company by its Parent. This investment represents less than 20 percent of the outstanding Common Stock of USA Global Link, Inc. As of December 31, 2000, this investment is recorded at $5.00, which approximates its net book value. It should be noted that the common stock of USA Global Link, Inc. has previously sold for $810 per share.

7.  Obligations Under Capital Leases

The Company has capitalized rental obligations under leases of equipment, which were transferred to the Company by its Parent. The obligations, which mature in 2002, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under capital leases are as follows:

    2001                                              $32,024
    2002                                               38,020
    Total lease payments                               70,044
    Less amount representing interest                   7,414
    Present value of net minimum lease payment         62,630
    Less current portion                               25,706
                                                      $36,924

8.  Related Party Transactions

As disclosed in the accompanying consolidated statement of cash flows, the Parent transferred assets to the Company with a net book value of $131,102 and paid expenses of $183,519 on behalf of the Company in exchange for common stock. In addition, as of December 31, 2000, the Parent has advanced $678,461 to the Company. These advances are non-interest bearing, are unsecured, and are not required to be repaid until subsequent to January 1, 2002.

During  the period April 20, 2000 (date of inception) to December
31, 2000, the Company purchased substantially all of its cost of revenues from a related party.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

9.   Earnings Per Share

On August 17, 2000, the Company declared a 200% stock dividend on all shares issued and outstanding, effecting a three-for-one stock split. The Company filed a Form 8-K with the Securities and Exchange Commission on July 17, 2000, a Preliminary 14(c) Information Statement on July 18, 2000, and a Definitive 14(c) Information Statement on July 28, 2000, informing stockholders of the declared dividend. Earnings per share for the period April 20, 2000 (date of inception of GOL India) to December 31, 2000 has been stated to reflect the effect of this stock split.

10.  Income Taxes

The Company has incurred an operating loss since its inception that is able to be carried forward and, therefore, no tax liabilities have been incurred for the period presented. This operating loss gives rise to a deferred tax asset as follows as of December 31, 2000:

    Deferred tax asset                               $186,200
    Allowance                                        (186,200)
                                                     $      0

Management has determined that it is more likely than not that the Company will not realize the deferred tax asset and, therefore, has established a valuation allowance equal to the amount of the deferred tax asset.

The Company has available an unused operating loss carryforward of approximately $465,400 that may be applied against future taxable income, which would reduce taxes payable by approximately $186,200 in the future. This operating loss carryforward will expire in 2015. Income tax benefits resulting from the utilization of this carryforward will be recognized in the year that it is realized for federal and state tax purposes.

Not included in the above net operating loss carryforward is approximately $10,500,000 of losses incurred by ENG prior to the acquisition transaction. Under federal tax law, the change in ownership of ENG will significantly restrict the future utilization of these loss carryforwards.

11.       Legal Proceedings

On January 26, 2001, the Company was served notice of a complaint filed in the Third Judicial District Court in Salt Lake County by Robert Gosman and Double B Investments regarding certain claims made against the Company. Gosman and Double B Investments allege that certain promises made by a former Director of ENG Enterprises, Inc. to certain shareholders at the time they converted their Preferred B shares have been broken, and that the present Company is in some way liable. The Company intends to contest these allegations forcefully, however the extent of potential costs to defend this action and/or any adverse settlements against the Company are as yet unknown. The Agreement and Plan of Reorganization signed on June 12, 2000 between ENG Enterprises and GOL India.com, Inc. indemnifies the Company against such potential actions.

Legal counsel for the guarantors under this Agreement has informed the Company that they have reached an agreement with the Plaintiffs for the settlement of this lawsuit without cost to the Company.

ARTICLE 5.  FINANCIAL DATA SCHEDULE


PERIOD TYPE                            YEAR
FISCAL YEAR END            DECEMBER 31 2000
PERIOD START                JANAURY 1, 2000
PERIOD END                 DECEMBER 31 2000
CASH                                 24,013
SECURITIES                                5
RECEIVABLES                         418,788
ALLOWANCES                                0
INVENTORY                                 0
CURRENT ASSETS                      442,801
PP&E                                116,020
DEPRECIATION                         33,471
TOTAL ASSETS                        607,674
CURRENT LIABILITIES                  29,175
BONDS                                     0
PREFERRED MANDATORY                       0
PREFERRED                                 0
COMMON                              500,057
OTHER SE                          (636,943)
TOTAL LIABILITY AND                 607,674
EQUITY
SALES                               435,519
TOTAL REVENUES                      435,519
CGS                                 429,819
TOTAL COSTS                         429,819
OTHER EXPENSES                      463,336
LOSS PROVISION                      466,500
INTEREST EXPENSE                      8,864
INCOME PRETAX                     (466,500)
INCOME TAX                                0
INCOME CONTINUING                 (466,500)
DISCONTINUED                              0
EXTRAORDINARY                             0
CHANGES                                   0
NET INCOME                        (466,500)
EPS BASIC                            (0.01)
EPS DILUTED                          (0.01)