Form 10QSB
period 2001-03-31
GLOBAL ONLINE INDIA INC
filed 2001-05-15
CIK 32866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-QSB


   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2001


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                   Outstanding as of March 31, 2000
------------------------------    ---------------------------------
Common Stock, $0.01 par value                 50,005,655

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

                   Consolidated Balance Sheet

                   March 31, 2001 (Unaudited)

Assets
Current assets:
  Cash                                                        $  28,928
  Accounts receivable                                           322,694
Total current assets                                            351,622

Property and equipment, net of accumulated depreciation          68,204

Other assets:
  Software development costs, net of accumulated amortization    68,617
  Internet domain names                                           5,619
  Investments                                                         5
  Deposit                                                         2,733
Total other assets                                               76,974

                                                              $ 496,800

Liabilities and Stockholders' Deficit
Current liabilities:
  Current portion of obligations under capital lease          $  44,833
  Accrued expenses                                                1,537
Total current liabilities                                        46,370

Long-term liabilities:
  Obligations under capital lease, net of current portion        11,664
  Payable to USA Global Link, Inc.                              661,766
Total long-term liabilities                                     673,430

Stockholders' deficit:
  Preferred stock; $1.00 par value; 10,000,000 shares
    authorized; no shares issued or outstanding
  Common stock; $.01 par value; 80,000,000 shares
    authorized; 50,005,655 shares issued and outstanding       500,057
  Additional paid-in capital                                   162,919
  Accumulated deficit                                         (885,976)
Total stockholders' deficit                                   (223,000)

                                                             $ 496,800

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

              Consolidated Statements of Operations

          Three Months Ended March 31, 2001 (Unaudited)



Revenues                                                $ 150,290


Cost of revenues                                          132,040


Gross profit                                               18,250


Operating expense:
  General and administrative                              102,662


Net loss from operations                                  (84,412)


Other expense:
  Interest expense                                          1,702


Net loss                                                $ (86,114)


Net loss per common share                               $    (.00)


Weighted average common shares outstanding             50,005,655


The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

   Consolidated Statement of Changes in Stockholders' Deficit

          Three Months Ended March 31, 2001 (Unaudited)

                                    Common Stock
                                Shares                 Additional
                              Issued and      Par       Paid-In    Accumulated
                             Outstanding     Value      Capital     Deficit      Total
Balance, December 31, 2000    50,005,655   $ 500,057  $  162,919  $ (799,862) $ (136,886)

Net loss for the period                                              (86,114)    (86,114)

Balance, March 31, 2001
  (Unaudited)                 50,005,655   $ 500,057  $  162,919  $ (885,976) $ (223,000)

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

              Consolidated Statement of Cash Flows

          Three Months Ended March 31, 2001 (Unaudited)

Operating activities
  Net loss                                           $    (86,114)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                        22,508
      (Increase) decrease in:
        Accounts receivable                                96,094
        Internet domain names                                 (80)
        Accrued expenses                                   (1,933)
  Total adjustments                                       116,589
  Net cash provided by operating activities                30,475

Investing activities
 Deposit                                                   (2,733)

Financing activities
  Decrease in payable to USA Global Link, Inc.            (16,694)
  Payments on capital lease obligation                     (6,133)
  Net cash used by financing activities                   (22,827)

Net increase in cash                                        4,915

Cash at beginning of period                                24,013

Cash  at  end  of  period                             $    28,928


The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

           Notes to Consolidated Financial Statements

          Three Months Ended March 31, 2001 (Unaudited)

1.  Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of
(a) the results of operations for the three-month period ended March 31, 2001, (b) the financial position at March 31, 2001, and
(c) cash flows for the three-month period ended March 31, 2001, have been made. The consolidated financial statements as of March 31, 2000 and the three-month period then ended are not presented as GOL India.com, Inc. was not incorporated until April 21, 2000.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of those to be expected for the entire year.

Prior to January 1, 2001, the Company's activities were principally the development of e-commerce and telephony services, Internet access, and network services to residential and business customers in India and abroad. The Company had been relying on the borrowing of funds from USA Global Link, Inc. rather than recurring revenues for its primary source of cash flow. Accordingly, the Company's consolidated financial statements for all periods prior to January 1, 2001 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No 7, "Accounting and Reporting by Development Stage Enterprises." During the three months ended March 31, 2001, the Company began to generate recurring revenues and, as a result, has exited the development stage.

2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Although the Company has positive working capital of approximately $305,000 at March 31, 2001, it has sustained losses since inception and its liabilities exceed its assets by approximately $223,000 as of March 31, 2001. In addition, the Company received notice on May 2, 2001 that USA Global Link, Inc., the Company's majority stockholder, will no longer fund the Company's operations. Previous to May 2, 2001, the Company had been dependent on USA Global Link, Inc. for its operating funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's continued existence is dependent on its ability to commence profitable operations and to obtain additional equity capital to meet operating cash flow requirements. Management is presently exploring raising additional funds by private placement of some of the Company's common or preferred stock or borrowing from either a commercial or private lender.

The Company filed a 10-QSB for the period ending March 31, 2000 on May 12, 2000. This quarterly report, filed under the name of ENG Enterprises, Inc., stated the ENG "is considered a development stage company with no assets or capital and with no operations or income since approximately 1995." The Company's financial statements contained herein therefore do not compare the first quarter of 2000 to the first quarter of 2001, as this would be misleading.

3. Contingencies

On January 26, 2001, the Company was served notice of a complaint filed in the Third Judicial District Court in Salt Lake County by Robert Gosman and Double B Investments regarding certain claims made against the Company. Gosman and Double B Investments allege that certain promises made by a former Director of ENG Enterprises, Inc. ("ENG") to certain stockholders at the time they converted their Preferred B shares have been broken and that the present Company is in some way liable. The Company intends to contest these allegations forcefully; however, the extent of potential costs to defend this action and/or any adverse settlements against the Company are as yet unknown. The Agreement and Plan of Reorganization (the "Agreement") signed on June 12, 2000 between ENG and GOL India.com, Inc. indemnifies the Company against such potential actions. Legal counsel for the guarantors under this Agreement has informed the Company that they have reached an agreement with the Plaintiffs for the settlement of this lawsuit without cost to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The   following  discussion  and  analysis  should  be  read   in
conjunction with the selected consolidated financial information and the consolidated financial statements and notes appearing elsewhere in this Form 10-QSB.

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

Results of Operations

The Company filed a 10-QSB for the period ending March 31, 2000 on May 12, 2000. This quarterly report, filed under the name ENG Enterprises, Inc., stated that ENG "is considered a development stage company with no assets or capital and with no operations or income since approximately 1995". We will therefore not attempt to analyze the Company's present performance by comparing the 2000 first quarter report to performance in the present reporting period. Rather, we will state the results of operations for the current quarter only.

Balance Sheet

For this reporting period, the Company had total assets of $496,800, including current assets of $28,928 cash, $322,694 of accounts receivable, $68,204 of property and equipment, and other assets consisting of $68,617 of software development costs; $5,619 of Internet domain names; $5 of investments representing 5,000 shares in common stock of USA Global Link, Inc. with a par value of $0.01; and $2,733 of deposits.

The Company has current and long-term liabilities of $673,430 consisting of an intercompany payable to USA Global Link, Inc. of $661,766 incurred by the Company in operating expenses such as salaries, consulting fees, and marketing costs, $1,537 of accrued expenses for various services, $44,833 of short-term capital leases for computer equipment, and $11,664 of long-term capital leases for computer equipment.

The Company has a deficit of $223,000 consisting of $500,057 in common stock (50,005,655 shares at a par value of $0.01), $162,919 in additional paid-in capital, and $885,976 in current accumulated deficit. Total liabilities and equity equal $496,800.

Statements of Operations

Revenues  in the quarter total $150,290, consisting  of  $224  in
advertising    and    affiliate   revenue   and    $150,066    in
telecommunications revenue. Cost of revenues was $132,040 for the same period.

Operating expenses were incurred throughout the entire quarter and totaled $102,662. Interest expense totaled $1,702 related to web servers and peripheral computer equipment. Net loss after taxes was $86,114 for the quarter.

In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

Subsequent Events

As discussed more fully below, the Registrant received notice from its majority shareholder, USA Global Link, Inc., that the majority shareholder is no longer in a financial position to fund the ongoing operating expenses of Global Online India.

On  May  14,  2001, Anthony Santelli resigned as Chief  Executive
Officer of the Registrant. The execution of his duties has been assumed by Christopher Hartnett, Chairman.

Plan of Operations

The Company has begun operations of its online business-to-business (B2B) and business-to-consumer (B2C) e-commerce services for Indian residential and business customers and for the Indian expatriate population around the world at the Indian hub "www.GOLIndia.com", and intends to begin offering Internet access and network services.

However, the Registrant received notice from its majority shareholder, USA Global Link, Inc., that the majority shareholder is no longer in a financial position to fund the ongoing operating expenses of Global Online India. As a result of this action, the positions of the Registrant's three employees have been canceled and other cost savings measures have been implemented.

USA Global Link, Inc. has funded the operations of Global Online India since July 14, 2000, and the Registrant has been fully dependent on its majority shareholder for its operating funds. The Registrant will need an infusion of capital within the next one to two months to continue its business and to implement its plan of operations. The most likely method available to it for raising such capital would be the private sale of its securities or assets, or borrowing from either a commercial or private lender. The Registrant will be unable to make a public sale of securities within this period. There can be no assurance or guarantee, however, that the Registrant will be able to obtain this funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If such funding is unavailable, the Company will have to cease running its web site and other operations.

In addition to the above, factors that may affect the successful implementation of this plan of operations include a continued slow down in the capital markets, a slow down in the growth of Indian e-commerce and Internet use, a significant increase in competition for Internet products and services in India, a breakdown in security of online transactions and the transmittal of confidential information over the Internet, and the consequences of regulations and foreign state or federal laws.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On page 17 of Form 10-KSB filed by the Company on March 27, 2001, we erroneously stated that USA Global Link, Inc., the majority shareholder of the Company, was the beneficial owner of 47,288,300 shares of the Company's Common Stock on March 6, 2001. Due to an arithmetic error, this number should have been 47,328,300. The beneficial ownership of the Company's Common Stock by USA Global Link, Inc. has been accurately disclosed in its Form 3 and Form 4 filings to the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Registrant has filed with the Securities and Exchange Commission a Form 8-K on May 2, 2001, informing shareholders that it has received notice from its majority shareholder, USA Global Link, Inc., that the majority shareholder is no longer in a financial position to fund the ongoing operating expenses of the Registrant. This filing is fully incorporated by reference into this 10-QSB filing. A press release notifying the public of this notice was also issued by the Registrant on this date, and is fully incorporated by reference into this 10-QSB filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ONLINE INDIA, INC.

Dated: May 14, 2001

By: /S/ Lee Fergusson, President