Form 10QSB
period 2001-06-30
GLOBAL ONLINE INDIA INC
filed 2001-08-14
CIK 32866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-QSB


   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2001


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

           351 Whispering Hills Road, Boone, NC 28607
                 (Business address and zip code)

                         (828) 264-2793
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                Outstanding as of June 30, 2000
------------------------       -----------------------------------
Common Stock, $0.01 par value            50,005,655

Index

Part I: Financial Information

Item 1. Financials Statements
     Consolidated Balance Sheet
     Consolidated Statements of Operations
     Consolidated Statements of Changes in Shareholders' Deficit
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
     General
     Results of Operations
     Subsequent Events
     Plan of Operations

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

                   Consolidated Balance Sheet

                    June 30, 2001 (Unaudited)

Assets
Current assets:
  Cash                                                        $   1,711
  Accounts receivable                                           321,211
Total current assets                                            322,922

Property and equipment, net of accumulated depreciation          53,860

Other assets:
  Software development costs, net of accumulated amortization    60,991
  Internet domain names                                           5,166
  Investments                                                         5
  Deposit                                                         2,733
Total other assets                                               68,895

                                                              $ 445,677

Liabilities and Stockholders' Deficit
Current liabilities:
  Current portion of obligations under capital lease          $  50,172
  Accrued expenses                                                  518
Total current liabilities                                        50,690

Long-term liabilities:
  Payable to USA Global Link, Inc.                              750,644

Stockholders' deficit:
  Preferred stock; $1.00 par value; 10,000,000 shares
    authorized; no shares issued or outstanding
  Common stock; $.01 par value; 80,000,000 shares
    authorized; 50,005,655 shares issued and outstanding       500,057
  Additional paid-in capital                                   162,919
  Accumulated deficit                                       (1,018,633)
Total stockholders' deficit                                   (355,657)

                                                             $ 445,677

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

              Consolidated Statements of Operations
                           (Unaudited)

                                                                            Period
                                                    Three      Six      April 21, 2000
                                                   Months     Months       (Date of
                                                    Ended      Ended     Inception) to
                                                   June 30,   June 30,      June 30,
                                                    2001       2001           2000
Revenues                                       $     9,410  $   159,700

Cost of revenues                                     7,652      139,692

Gross loss                                           1,758       20,008

Operating expense:
  General and administrative                       132,663      235,325   $   187,986

Net loss from  operations                         (130,905)    (215,317)     (187,986)

Other income (expense):
  Interest expense                                  (1,752)      (3,454)
  Interest income                                                                  36

Net loss                                       $  (132,657) $  (218,771)  $  (187,950)

Net loss per common share                      $      (.00) $      (.00)  $      (.01)
Weighted average common shares outstanding      50,005,655   50,005,655    15,750,000

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

   Consolidated Statement of Changes in Stockholders' Deficit

                 Six Months Ended June 30, 2001
                           (Unaudited)

                                   Common Stock
                               Shares                   Additional
                             Issued and        Par       Paid-In     Accumulated
                             Outstanding      Value      Capital       Deficit        Total
Balance, December 31, 2000    50,005,655   $ 500,057   $  162,919   $  (799,862)   $ (136,886)

Net loss for the period                                                (218,771)     (218,771)

Balance, June 30, 2001        50,005,655   $ 500,057   $  162,919   $(1,018,633)   $ (355,657)

The accompanying Notes are an integral part of the consolidated financial statements.

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

              Consolidated Statement of Cash Flows
                           (Unaudited)


Period
                                                           April 21,
                                           Six Months   2000) Date of
                                               Ended    Inception) to
                                              June 30,      June 30,
                                                2001          2000

Operating activities
  Net loss                                      $  (218,771)   $  (187,950)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
          Depreciation and amortization              44,931          4,833
      Expenses paid by parent in exchange for
        common stock                                               183,153
      (Increase) decrease in:
        Accounts receivable                          97,577
        Internet domain names                           (80)
        Accrued expenses                             (2,952)
  Total adjustments                                 139,476        187,986
  Net cash (used) provided by operating activities  (79,295)            36

Investing activities
    Deposit                                          (2,733)

Financing activities
  Increase in payable to USA Global Link, Inc.       72,184
  Issuance of common stock for cash                                  9,998
  Payments on capital lease obligation              (12,458)
  Net cash provided by financing activities          59,726          9,998

Net (decrease) increase in cash                     (22,302)        10,034

Cash at beginning of period                          24,013

Cash at end of period                            $    1,711    $    10,034


Supplemental disclosures of cash flow information and
  noncash financing activities:
      Common   stock  was  issued  for  the  following  noncash
  considerations during May 2000:

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

                    Global Online India, Inc.
     (A Majority Owned Subsidiary of USA Global Link, Inc.)

           Notes to Consolidated Financial Statements

    Three and Six Months Ended June 30, 2001 (Unaudited) and
   Period April 21, 2000 (Date of Inception) to June 30, 2000
                           (Unaudited)


1.  Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of
(a) the results of operations for the three- and six-month periods ended June 30, 2001 and the period April 21, 2000 to June 30, 2000, (b) the financial position at June 30, 2001, and (c) cash flows for the six-month period ended June 30, 2001 and the period April 21, 2000 to June 30, 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by
Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2000. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of those to be expected for the entire year.

Prior to January 1, 2001, the Company's activities were principally the development of
e-commerce and telephony services, Internet access, and network services to residential and business customers in India and abroad. The Company had been relying on the borrowing of funds from USA Global Link, Inc. rather than recurring revenues for its primary source of cash flow. Accordingly, the Company's consolidated financial statements for all periods prior to January 1, 2001 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." During the six months ended June 30, 2001, the Company began to generate recurring revenues and, as a result, has exited the development stage.

2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Although the Company has positive working capital of approximately $272,000 at June 30, 2001, it has sustained losses since inception and its liabilities exceed its assets by approximately $356,000 as of June 30, 2001. In addition, the Company received notice on May 2, 2001 that USA Global Link, Inc., the Company's majority stockholder, will no longer fund the Company's operations. Previous to May 2, 2001, the Company had been dependent on USA Global Link, Inc. for its operating funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's continued existence is dependent on its ability to immediately obtain capital to meet cash flow requirements. Management is presently exploring business opportunities, such as a merger with or acquisition by another business entity, but there can be no guarantee that these will be successful.

3. Contingencies

On January 26, 2001, the Company was served notice of a complaint filed in the Third Judicial District Court in Salt Lake County by Robert Gosman and Double B Investments regarding certain claims made against the Company. As more fully described in Note 3 of the consolidated financial statements filed with the Company's March 31, 2001 Form 10-QSB, legal counsel for the guarantors under this Agreement has informed the Company that they have reached an agreement with the Plaintiffs for the settlement of this lawsuit without cost to the Company.

4. Subsequent Events

Pursuant to the Agreement and Plan of Reorganization signed between the Registrant and USA Global Link, Inc. on June 12, 2000 (the "Agreement"), USA Global Link instructed the Registrant's transfer agent on July 26, 2001 to transfer 24,097,500 shares of USA Global Link's common stock (51% of the shares USA Global Link received in the Agreement) to Maharishi Education Corporation Private Limited ("MECPL"), a New Delhi company and majority owner of GOL India ISP Private Limited, to be exchanged for 51% of the stock of GOL India ISP Private Limited, a New Delhi company, which is 49% owned by the Registrant. This transfer fully extinguishes USA Global Link's obligation to GOL India.com, Inc. and does not modify or dilute the rights of the Registrant's securities holders. Prakash Srivastava, Vice Chairman and Director of the Registrant, is also a director of MECPL.

Pursuant to a prior commitment made between USA Global Link and Christopher W. Hartnett, Founder and Chairman of USA Global Link, USA Global Link instructed the Registrant's transfer agent on August 8, 2001 to transfer 11,858,316 shares of USA Global Link's common stock (51% of the Registrant's shares owned by USA Global Link on that date) to Christopher W. Hartnett. This transfer does not modify or dilute the rights of the Registrant's securities holders.

As a result of the above transfers, MECPL owns 24,097,500 shares, Christopher W. Hartnett will own 11,871,516 shares, and USA
Global Link will own 11,393,234 shares of the Registrant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the selected consolidated financial information, the consolidated financial statements and notes, and the information contained in Part II, Item 5 "Other Information", appearing elsewhere in this Form 10-QSB.

This Report may contain "forward-looking" statements. The Registrant is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Registrant, its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Registrant and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

The  Registrant  has an authorized 80,000,000  shares  of  Common
Stock at a par value of $.01 and 10,000,000 Preferred Stock at a par value of $1.00.

The Registrant filed with the Securities and Exchange Commission a Form 8-K on May 2, 2001, informing shareholders that it had received notice from its majority shareholder, USA Global Link, Inc., that the majority shareholder is no longer in a financial position to fund the ongoing operating expenses of the Registrant. A press release notifying the public of this notice was also issued by the Registrant on this date. Other important information related to the Registrant's current operational and financial status is contained below.

Results of Operations

The Registrant filed a 10-QSB for the period ending June 30, 2000 on August 17, 2000. This quarterly report, filed under the name ENG Enterprises, Inc., stated that for the reporting period ENG Enterprises, Inc. "had no assets or capital, with no operations or income since approximately 1995". We will therefore not attempt to analyze the Registrant's present performance by comparing the second quarter 2000 report to performance in the present reporting period as this would be misleading. Rather, we will state the results of operations for the current quarter only.

Balance Sheet

For this reporting period, the Registrant had total assets of $445,677, including current assets of $1,711 in cash, $321,211 of accounts receivable, $53,860 of property and equipment, and other assets consisting of $60,991 of software development costs, $5,166 of Internet domain names, $5 of investments representing 5,000 shares in common stock of USA Global Link, Inc. with a par value of $0.01, and $2,733 of deposits.

The Registrant has current and long-term liabilities of $801,334 consisting of an intercompany payable to USA Global Link, Inc. of $750,644 incurred by the Registrant in operating expenses such as salaries, consulting fees, and marketing costs, $518 of accrued expenses for various services, and $50,172 of current portion of obligations under capital lease for computer equipment.

The Registrant has a stockholders' deficit of $335,657 consisting of $500,057 in common stock (50,005,655 shares at a par value of $0.01), $162,919 in additional paid-in capital, and $1,018,633 in current accumulated deficit. Total liabilities and equity equal $445,677.

Statements of Operations

Revenues in the quarter total $9,410. Cost of revenues was $7,652 for the same period. Operating expenses were incurred throughout the quarter and totaled $132,663, with net loss from operations totaling $130,905. Interest expense totaled $1,752 related to web servers and peripheral computer equipment. Net loss was $132,657 for the quarter. In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

Subsequent Events

See  below  Part II, Item 2 "Changes in Securities"  and  Item  5
"Other Information".

Plan of Operations

The following discussion of the Registrant's Plan of Operations should be read in conjunction with information contained in Part
II,  Item 5 "Other Information" appearing elsewhere in this  Form
10-QSB.

The Registrant began operations of its online e-commerce services for Indian residential and business customers and for the Indian expatriate population at its web site "www.GOLIndia.com" in August 2000. The economic environment in which the Registrant began operations was a difficult one, with many Internet-related companies in financial distress or going out of business. In that milieu, domestic and international financial markets became increasingly constrained, and many companies had difficulty raising the funds needed to maintain their businesses, forcing them into bankruptcy. The Registrant has not been immune to these overwhelming and pervasive industry trends.

Moreover, as stated above, the Registrant received notice on May 2, 2001 from its majority shareholder, USA Global Link, Inc., that the majority shareholder was no longer in a financial position to support or fund the ongoing operating expenses of the Registrant. As a result of this action, the positions of the Registrant's three employees, whose salaries were being paid by USA Global Link, were canceled and other cost saving measures were immediately implemented. Little or no revenue has been generated since that date, and all business activities other than those described below and those related to maintaining the Registrant's public compliance have ceased.

USA Global Link had funded the operations of the Registrant since July 14, 2000, and the Registrant has been fully dependent on its majority shareholder for all its operating funds and administrative support. As stated in the Registrant's previous Form 10-QSB filed on May 15, 2001, the Registrant needed an immediate infusion of capital to continue its business. As a result of being unable to secure such funding, the Registrant cannot execute its business plan, implement any contract or network expansion, or continue operations.

The only alternative available to the Registrant for continuing in business is the possible, but highly unlikely, participation in some form of business combination within the next 90 days. If such a business combination is unattainable for any reason, the Registrant will be forced to cease business entirely. The Registrant's Board of Directors and officers are expected to resign prior to or at that time.

Management will not restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, seek an opportunity in an unrelated business or industry. Management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Registrant has only limited time and resources, it may be difficult to find worthy or acceptable opportunities. There can be no assurance, therefore, that the Registrant will be able to identify and participate in any business opportunity which would ultimately prove beneficial to its shareholders. The Registrant will select a potential business opportunity based on management's due diligence and business judgement.

The activities of the Registrant are subject to several significant risks, which arise primarily from the fact that the Registrant now has no specific business and may participate in a business opportunity based on the decision of management which could act without the consent, vote, or approval of the Registrant's shareholders. Because the Registrant has few assets and a limited recent operating history, in the event the Registrant is successfully acquired or merged with another business entity, it is possible that the Registrant's present shareholders will experience substantial dilution and likely there will be a change in control of the Registrant.

The Registrant is required to file with the Securities and Exchange Commission certain interim and periodic reports and forms, including an annual report containing audited financial statements. Any acquisition or merger candidate will become subject to the same reporting requirements as the Registrant upon consummation of any such business combination. Thus, in the event that the Registrant successfully completes a business combination with another entity, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years. In the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the acquisition or merger candidate.

The Registrant has already explored a wide range of potential business opportunities, including investment banks, venture capitalists and others who have presented management with unsolicited or solicited proposals. Management will continue to investigate such proposals, but cannot predict at this time the status or nature of any venture in which the Registrant may participate. The Registrant will provide its shareholders with information regarding the definitive terms of any proposed acquisition or merger as may be required for approval of the transaction(s). The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention, and will require the Registrant to incur costs for payment of accountants, attorneys, and others.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation of any future business combination. There can be no assurance, therefore, that the Registrant will be able to successfully participate in any business combination that may exist or that any activity of the Registrant, regardless of the completion of any participation in a business combination, will be either advantageous or profitable in the future.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant was not engaged in any legal proceeding during this reporting period other than the following. On January 26, 2001, the Registrant was served notice of a complaint filed in the Third Judicial District Court in Salt Lake County by Robert Gosman and Double B Investments regarding certain claims made against the Registrant. Gosman and Double B Investments allege that certain promises made by a former Director of ENG Enterprises, Inc. to certain shareholders at the time they converted their Preferred B shares have been broken, and that the present Registrant is in some way liable. The Registrant intends to contest these allegations forcefully, however the extent of potential costs to defend this action and/or any adverse settlements against the Registrant are as yet unknown. The Agreement and Plan of Reorganization signed on June 12, 2000 between the Registrant and GOL India.com, Inc. indemnifies the Registrant against such potential actions. Legal counsel for the guarantors under this Agreement has informed the Registrant that they have reached an agreement with the Plaintiffs for the settlement of this lawsuit without cost to the Registrant.

ITEM 2.  CHANGES IN SECURITIES

Pursuant to the Agreement and Plan of Reorganization signed between the Registrant and USA Global Link, Inc. on June 12, 2000 (the "Agreement"), USA Global Link instructed the Registrant's transfer agent on July 26, 2001 to transfer 24,097,500 shares of USA Global Link's common stock (51% of the shares USA Global Link received in the Agreement) to Maharishi Education Corporation Private Limited ("MECPL"), a New Delhi company and majority owner of GOL India ISP Private Limited, to be exchanged for 51% of the stock of GOL India ISP Private Limited, a New Delhi company, which is 49% owned by the Registrant. This transfer fully extinguishes USA Global Link's obligation to GOL India.com, Inc. and does not modify or dilute the rights of the Registrant's securities holders. Prakash Srivastava, Vice Chairman and Director of the Registrant, is also a director of MECPL.

Pursuant to a prior commitment made between USA Global Link and Christopher W. Hartnett, Founder and Chairman of USA Global Link, USA Global Link instructed the Registrant's transfer agent on August 8, 2001 to transfer 11,858,316 shares of USA Global Link's common stock (51% of the Registrant's shares owned by USA Global Link on that date) to Christopher W. Hartnett. This transfer does not modify or dilute the rights of the Registrant's securities holders.

As a result of the above transfers, MECPL owns 24,097,500 shares, Christopher W. Hartnett will own 11,871,516 shares, and USA
Global Link will own 11,393,234 shares of the Registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Despite repeated attempts between June 1 and July 30, 2001, Iowa Telecom, the Registrant's local service provider, has been unable or unwilling to re-direct the Registrant's primary phone and fax numbers to a new office location. As a result, existing or potential customers, investors and suppliers may have had difficulty contacting the Registrant during this period, despite the Registrant having multiple operable in-bound lines. As a result of these difficulties and the anticipated closing of the Registrant's current office, the Registrant has changed its primary phone number from 641-472-1550 to 828-264-2793.

The  Registrant has changed its business address  from  50  North
Third Street, Fairfield, Iowa 52556 to 351 Whispering Hills Road,
Boone, North Carolina 28607.

As a result of personnel changes and network service difficulties related to Distributed Denial of Service ("DdoS") attacks, the Registrant's web site and e-mail service have experienced sporadic, and sometimes extended, outages making it difficult to interact with existing or potential customers, investors, and suppliers. Orchestrated DDoS attacks continue to be a problem for the Registrant's web site, but preventive measures are being taken.

The Registrant was notified on August 8, 2001, that most of the officers and directors of USA Global Link, Inc., the Registrant's former majority shareholder, have resigned their positions.

On  July  18,  2001,  the Board of Directors  of  the  Registrant
convened.  At this meeting officers and directors were slated for
re-election.   As  a result, director William  M.  Gruzynski  was
replaced by Sam Katz.

This information is being provided in lieu of a separate report on Form 8-K and will not be filed in a subsequent report on Form
10-QSB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Registrant filed with the Securities and Exchange Commission a Form 8-K on May 2, 2001, informing shareholders it had received notice from its majority shareholder, USA Global Link, Inc., and that the majority shareholder was no longer in a financial position to fund the ongoing operating expenses of the Registrant. This Form 8-K filing is fully incorporated by reference into this 10-QSB filing. A press release notifying the public of this notice was also issued by the Registrant on this date, and is fully incorporated by reference into this 10-QSB filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ONLINE INDIA, INC.

Dated: August 14, 2001

By: /S/ Lee Fergusson, President