Form 10QSB
period 2001-09-30
GLOBAL ONLINE INDIA INC
filed 2001-11-19
CIK 32866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Global Online India, Inc.

(Exact name of registrant as specified in charter)

Delaware	000-11225	84-0899587
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

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

Class Outstanding as of November 7, 2001 ---------------------------------------- --------------------------------------------- Common Stock, $0.01 par value 50,005,655

Index
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

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Global Online India, Inc.

Consolidated Balance Sheet

September 30, 2001 (Unaudited)
Assets
Current assets:
Cash	$ 22,294
Total current assets	22,294
Property and equipment, net of accumulated depreciation	11,854
Other assets:
Software development costs, net of accumulated amortization	16,010
Internet domain names	5,166
Investments	5
Deposit	2,733
Total other assets	23,914
$ 58,062
Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of obligations under capital lease	$ 50,172
Accrued wages	11,360
Accrued expenses	518
Total current liabilities	62,050
Long-term liabilities:
Payable to USA Global Link, Inc.	775,644
Stockholders' deficit:
Preferred stock; $1.00 par value; 10,000,000 shares
authorized; no shares issued or outstanding
Common stock; $.01 par value; 80,000,000 shares
authorized; 50,005,655 shares issued and outstanding	500,057
Additional paid-in capital	162,919
Accumulated deficit	(1,442,608)
Total stockholders' deficit	(779,632)
$ 58,062

The accompanying Notes are an integral part of the consolidated financial statements.

Global Online India, Inc.

Consolidated Statements of Operations

(Unaudited)
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Period April 21, 2000 (Date of Inception) to September 30,
	2001	2000	2001	2000
Revenues	$ 0	$ 101,228	$ 159,700	$ 101,228
Cost of revenues	0	100,195	139,692	100,195
Gross profit	0	1,033	20,008	1,033
Operating expense:
Loss on impairment of
long-lived assets	65,017	0	65,017	0
General and administrative	358,958	163,287	594,283	351,273
	423,975	163,287	659,300	351,273
Net loss from operations	(423,975)	(162,254)	(639,292)	(350,240)
Other income (expense):
Interest expense	0	(7,005)	(3,454)	(6,969)
Net loss	$ (423,975)	$ (169,259)	$ (642,746)	$ (357,209)
Net loss per common share	$ (.00)	$ (.00)	$ (.01)	$ (.01)
Weighted average common shares outstanding	50,005,655	43,362,367	50,005,655	25,642,304

The accompanying Notes are an integral part of the consolidated financial statements.

Global Online India, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

Nine Months Ended September 30, 2001

(Unaudited)
	Common Stock
	Shares Issued and Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2000	50,005,655	$ 500,057	$ 162,919	$ (799,862)	$ (136,886)
Net loss for the period				(642,746)	(642,746)
Balance, September 30, 2001	50,005,655	$ 500,057	$ 162,919	$ (1,442,608)	$ (779,632)

The accompanying Notes are an integral part of the consolidated financial statements.

Global Online India, Inc.

Consolidated Statements of Cash Flows

(Unaudited)
	Nine Months Ended September 30,	Period April 21,2000 (Date of Inception) to September 30,
	2001	2000
Operating activities
Net loss	$ (642,746)	$ (357,209)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on impairment of long-lived assets	65,017
Depreciation and amortization	66,901	21,240
Expenses paid by parent in exchange for
common stock		183,159
(Increase) decrease in:
Accounts receivable	418,788	(99,054)
Internet domain names	(80)
Accrued expenses	8,408	1,271
Total adjustments	559,034	106,616
Net cash used by operating activities	(83,712)	(250,593)
Investing activities
Deposit	(2,733)
Financing activities
Increase in payable to USA Global Link, Inc.	97,184	253,167
Issuance of common stock for cash		9,998
Payments on capital lease obligation	(12,458)
Net cash provided by financing activities	84,726	263,165
Net (decrease) increase in cash	(1,719)	12,572
Cash at beginning of period	24,013
Cash at end of period	$ 22,294	$ 12,572

The accompanying Notes are an integral part of the consolidated financial statements.

Global Online India, Inc.

Consolidated Statements of Cash Flows

(Unaudited)
	Nine Months Ended September 30,	Period April 21, 2000 (Date of Inception) to September 30,
	2001	2000
Supplemental disclosures of cash flow information and noncash financing activities:
Cash paid for interest	$ 0	$ 6,969

Common stock was issued for the following noncash considerations during May 2000:

Fixed asset	$ 15,178
Assets under capital lease	101,468
Obligations under capital lease	(83,571)
Capitalized software development costs	90,887
Internet domain names	7,135
Common stock of Parent	5
$ 131,102

During the period ended September 30, 2000, the Company declared a 200 percent stock dividend effecting a three-for-one stock split. The effect of this transaction was to increase common stock and increase accumulated deficit by $333,362.

The accompanying Notes are an integral part of the consolidated financial statements.

Global Online India, Inc.

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2001 (Unaudited), the Three Month Period Ended September 30, 2000 and the

Period April 21, 2000 (Date of Inception) to September30, 2000 (Unaudited)

1. Consolidated Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three- and nine-month period ended September 30, 2001, the three-month period ended September 30, 2000, and the period April 21, 2000 (Date of Inception) to September 30, 2000, (b) the financial position at September 30, 2001, and (c) cash flows for the nine-month period ended September 30, 2001 and the period April 21, 2000 (Date of Inception) to September 30, 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by
Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2000. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of those expected for the entire year.

Prior to January 1, 2001, the Company's activities were principally the development of
e-commerce and telephony services, Internet access, and network services to residential and business customers in India and abroad. The Company had been relying on the borrowing of funds from USA Global Link, Inc. rather than recurring revenues for its primary source of cash flow. Accordingly, the Company's consolidated financial statements for all periods prior to January 1, 2001 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." During the nine months ended September 30, 2001, the Company began to generate recurring revenues and, as a result, has exited the development stage.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital of approximately $39,800 at September 30, 2001, it has sustained losses since inception and its liabilities exceed its assets by approximately $780,000 as of September 30, 2001. In addition, as noted in the previously reported Form 10-QSB on August 14, 2001, the Company received notice on May 2, 2001 that USA Global Link, Inc., the Company's majority stockholder, will no longer fund the Company's operations. Previous to May 2, 2001, the Company had been dependent on USA Global Link, Inc. for its operating funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's continued existence is dependent on its ability to immediately obtain capital to meet cash flow requirements. Management is presently exploring business opportunities, such as a merger with or acquisition by another business entity, but there can be no guarantee that these will be successful.

3. Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. SFAS No. 144 is required to be applied for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The Company elected to adopt SFAS No. 144 during the three-month period ended September 30, 2001. Pursuant to SFAS No. 144, long-lived assets should be tested for recoverability when events or changes in circumstances indicate that their carrying value may exceed the fair value of the assets. Fair value is based on quoted market prices or, in the absences of quoted market prices, fair value is based on an estimate of discounted cash flow analyses. During the three-month period ended September 30, 2001, the Company determined that based on current market prices, the net book value of its property and equipment and software development costs could not be recovered. In connection with this determination, the Company recognized an impairment loss of $65,017.

4. Changes in Ownership

Pursuant to the Agreement and Plan of Reorganization signed between the Registrant and USA Global Link, Inc. on June 12, 2001 (the "Agreement"), USA Global Link instructed the Registrant's transfer agent on July 26, 2001 to transfer 24,097,500 shares of USA Global Link's common stock (51 percent of the shares USA Global Link received in the Agreement) to Maharishi Education Corporation Private Limited ("MECPL"), a New Dehli company and majority owner of GOL India ISP Private Limited, to be exchanged for 51 percent of the stock of GOL India ISP Private Limited, a New Dehli company, which is 49 percent owned by the Registrant. This transfer fully extinguishes USA Global Link's obligation to GOL India.com, Inc. and does not modify or dilute the rights of the Registrant's securities holders. Prakash Srivastava, Vice Chairman and Director of the Registrant, is also a director of MECPL.

During the quarter ended September 30, 2001, USA Global Link instructed the Registrant's transfer agent on August 8, 2001 to transfer 11,858,316 shares of USA Global Link's common stock (51 percent of the Registrant's shares owned by USA Global Link on that date) to Christopher W. Hartnett, Founder and Chairman of USA Global Link. This transfer does not modify or dilute the rights of the Registrant's securities holders.

As a result of the above transfers, MECPL owns 24,097,500 shares, Christopher W. Hartnett will own 11,871,516 shares, and USA Global Link will own 11,393,234 shares of the Registrant.

5. Contingencies

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

6. Employee Stock Option Plan

During the three months ended September 30, 2001, the Company's Board of Directors authorized the creation of an employee stock option fund consisting of ten percent of the then outstanding shares of common stock of the Company to be distributed to management of the Company at the time the following conditions are met: a) management secures funding for the Company of not less than $5.0 million and/or b) the price of the Company's common stock trades at a level greater than 500 percent of its price at close of market on July 18, 2001 ($.51).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the selected consolidated financial information, the consolidated financial statements and notes.

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

Results of Operations

The Registrant filed a 10-QSB for the period ending September 30, 2000 on November 14, 2000. The present quarterly report presents the Registrant's performance in the third quarter of 2001 and the Registrant's performance in the corresponding quarter of 2000. However, management believes that no meaningful comparison, which might consider increases or decreases in financial indicators relevant to the Registrant's performance, can be made between the two quarters. Indeed management believes that such a comparison may be misleading for the following reasons. First, the third quarter 2000 performance of the Registrant was the first reported quarterly revenues for the Registrant as "Global Online India, Inc". Prior to that period, the Registrant was doing business as "ENG Enterprises, Inc.", and was a development-stage company with zero assets and zero revenues. Second, the Registrant has not been generating any revenues whatsoever in the current quarter, and has ceased operating as a revenue-generating business. Therefore, rather than compare the third quarters of 2001 and 2000, we will simply state the respective balance sheets and statements of operations separately.

Balance Sheet

For this reporting period, the Registrant has total assets of $58,062, including current assets of $22,294 in cash, $11,854 of property and equipment, and other assets consisting of $16,010 of software development costs, $5,166 of Internet domain names, $5 of investments representing 5,000 shares in common stock of USA Global Link, Inc. with a par value of $0.01, and $2,733 of deposits.

In the same period of 2000, the Registrant had total assets of $305,059, including current assets of $12,572 in cash, $99,054 of accounts receivable, $103,686 of property and equipment, and other assets consisting of $83,313 of software development costs, $6,429 of Internet domain names, $5 of investments representing 5,000 shares in common stock of USA Global Link, Inc. with a par value of $0.01.

The Registrant has current and long-term liabilities of $837,694 consisting of an intercompany payable to USA Global Link, Inc. of $775,644 incurred by the Registrant in operating expenses such as salaries, consulting fees, and marketing costs, $518 of accrued expenses for various services, $50,172 of current portion of obligations under capital lease for computer equipment, and $11,360 of accrued wages.

In the same period of 2000, the Registrant had current and long-term liabilities of $338,009 consisting of an intercompany payable to USA Global Link, Inc. of $268,161 incurred by the Registrant in operating expenses such as salaries, consulting fees, and marketing costs, $1,271 of accrued expenses for various services, and $24,927 of current portion of obligations under capital lease for computer equipment and $43,650 of long-term obligations under capita lease for computer equipment.

The Registrant has a stockholders' deficit of $779,632 consisting of $500,057 in common stock (50,005,655 shares at a par value of $0.01), $162,919 in additional paid-in capital, and $1,442,608 in current accumulated deficit. Total liabilities and equity equal $123,079.

In the same period of 2000, the Registrant had a stockholders' deficit of $32,950 consisting of $500,043 in common stock (50,004,955 shares at a par value of $0.01), $157,578 in additional paid-in capital, and $690,571 in current accumulated deficit. Total liabilities and equity equal $305,059.

Statements of Operations

Revenues in the quarter total $0. Cost of revenues was $0 for the same period. Operating expenses were incurred throughout the quarter and totaled $423,975, with net loss from operations totaling $423,975. During the quarter ended September 30, 2001, the Company wrote off approximately $321,000 of accounts receivable that were deemed uncollectible. Net loss was $358,958 for the quarter. In addition, during the quarter ended September 30, 2001, the Company recognized a loss on impairment of long-lived assets (property and equipment and software development costs) of $65,017. In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

In the same period of 2000, revenues in the quarter totaled $101,228. Cost of revenues was $100,195 for the same period. Operating expenses were incurred throughout the quarter and totaled $163,287, with net loss from operations totaling $162,254. Interest expense totaled $7,005 related to web servers and peripheral computer equipment. Net loss was $169,259 for the quarter. In the opinion of management, inflation has not had a material effect on the operations of the Registrant.

Subsequent Events

None.

Plan of Operations

The Registrant began operations of its online e-commerce services for Indian residential and business customers and for the Indian expatriate population at its web site " ww w .GOLI n dia.com " in August 2000. The economic environment in which the Registrant began operations was a difficult one, with many Internet-related companies in financial distress or going out of business. In that milieu, domestic and international financial markets became increasingly constrained, and many companies had difficulty raising the funds needed to maintain their businesses, forcing them into bankruptcy. The Registrant has not been immune to these overwhelming and pervasive industry and market trends.

Moreover, as stated above and in previous disclosure filings, the Registrant received notice on May 2, 2001 from its majority shareholder, USA Global Link, Inc., that the majority shareholder was no longer in a financial position to support or fund the ongoing operating expenses of the Registrant. As a result of this action, the positions of the Registrant's three employees, whose salaries were being paid by USA Global Link, were canceled and other cost saving measures were immediately implemented. Little or no revenue has been generated since that date, and all business activities other than those described below and those related to maintaining the Registrant's public compliance have ceased.

USA Global Link had funded the operations of the Registrant since July 14, 2000, and the Registrant had been fully dependent on its majority shareholder for all its operating funds and administrative support. As stated in the Registrant's previous Form 10-QSB filed on August 14, 2001, the Registrant needed an immediate infusion of capital to continue its business. As a result of being unable to secure such funding, the Registrant cannot execute its business plan, implement any contract or network expansion, or continue operations.

The only alternative available to the Registrant for continuing in business is the possible, but highly unlikely, participation in some form of business combination. It was stated in the previous Form 10-QSB that this event would have to occur within the 90 days following August 14, 2001 in order for the Registrant to continue in business. Because the Board of Directors and officers of the Registrant have and continue to make every effort to find some form of business combination that could help revive the future prospects of the Registrant, this date has been extended by another 90 days. If such a business combination is unattainable for any reason within this period, the Registrant expects it will be forced to cease business entirely. The Registrant's Board of Directors and officers are expected to resign prior to or at that time.

Management will not restrict its search for a business opportunity to any particular industry or geographical area and may seek an opportunity in an unrelated business or industry. Management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

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

Currently, management is unable to determine the time or resources that will be necessary to complete the participation of any future business combination. There can be no assurance, therefore, that the Registrant will be able to successfully participate in any business combination that may exist or that any activity of the Registrant, regardless of the completion of any participation in a business combination, will be either advantageous or profitable in the future.

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

ITEM 2. CHANGES IN SECURITIES

On October 1, 2001, USA Global Link requested the Registrant's transfer agent to transfer 56,800 shares of Restricted Common Stock to Dr. Lee Fergusson, President of the Registrant, as payment for services rendered. As a result of this transfer, USA Global Link will own 11,336,434 shares of Restricted Common Stock of the Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ONLINE INDIA, INC.

Dated: November 16, 2001 By: /S/ Lee Fergusson, President